Form 10-Q
period 1996-03-31
ENERGY BIOSYSTEMS CORP
filed 1996-05-15
CIK 895677

                         ENERGY BIOSYSTEMS CORPORATION


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

     Commission file number:  0-21130

                         ENERGY BIOSYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                        04-3078857
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

4200 Research Forest Drive
The Woodlands, Texas                                        77381
(Address of principal executive offices)                  (zip code)

                                (713) 364-6100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                            ---


As of May 9, 1996 there were outstanding 11,142,868 shares of Common Stock, par value $.01 per share, of the registrant.

                         ENERGY BIOSYSTEMS CORPORATION

                Form 10-Q for the Quarter Ended March 31, 1996

                                     INDEX

                                                                   Page
                                                                   ----
  PART I.   FINANCIAL INFORMATION

  Item 1.     Financial Statements                                   3

              Balance Sheets as of March 31, 1996
              (Unaudited) and December 31, 1995                      4

              Statements of Operations for the Three
              Months Ended March 31, 1996 and 1995
              (Unaudited)                                            5

              Statements of Cash Flows for the Three
              Months Ended March 31, 1996 and 1995
              (Unaudited)                                            6

              Notes to Financial Statements                          7

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                          8

  PART II.    OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders   11

  Item 6.     Exhibits and Reports on Form 8-K                      11

  SIGNATURES                                                        12

                         ENERGY BIOSYSTEMS CORPORATION


                       Part I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                         ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                            March 31,    December 31,
                                              1996           1995
                 ASSETS                   -------------  -------------
                 ------                    (Unaudited)
Current assets:
     Cash and cash equivalents            $  4,800,518   $  6,172,400
     Short term investments                 10,428,337     10,431,444
     Prepaid expenses and other current
      assets                                   566,297        687,530
                                          ------------   ------------
       Total current assets               $ 15,795,152   $ 17,291,374

Long term investments                        1,987,188      2,492,874
Notes receivable                                36,077         45,633
Furniture, equipment and leasehold
 improvements, net                           3,217,095      3,322,609
Intangible and other assets, net               685,427        656,961
                                          ------------   ------------
       Total assets                       $ 21,720,939   $ 23,809,451
                                          ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                     $    458,549   $    494,307
     Accrued liabilities                        16,867         97,227
     Current portion of deferred revenue     1,044,000      1,314,000
     Current portion of obligations
      under capital lease                        7,450          7,256
     Note payable                              184,133        294,713
                                          ------------   ------------
       Total current liabilities          $  1,710,999   $  2,207,503
                                          ------------   ------------

Long term liabilities:
     Capital lease obligations                   9,697         11,632
     Deferred revenue                               --         13,500
                                          ------------   ------------
       Total long term liabilities        $      9,697   $     25,132
                                          ------------   ------------

Stockholders' equity:
Series A Convertible Preferred Stock,
 $0.01 par value (liquidation value
 $24,000,000; 508,800 shares authorized,
 480,000 shares issued and outstanding)     23,587,279     22,968,152
Common Stock, $0.01 par value
 (30,000,000 shares authorized,
 11,142,868 and 10,584,269 issued
 and outstanding, respectively)                111,429        105,843
Additional paid-in capital                  30,046,009     29,823,343
Accumulated deficit                        (33,744,474)   (31,320,522)
                                          ------------   ------------
     Total stockholders' equity           $ 20,000,243   $ 21,576,816
                                          ------------   ------------
     Total liabilities and
      stockholders' equity                $ 21,720,939   $ 23,809,451
                                          ============   ============


   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                             1996          1995
                                         ------------  ------------
     REVENUES:

   Sponsored research revenues           $   500,472   $   283,500
   Interest and investment income        252,570       362,878
                                         -----------   -----------

   Total revenues                            753,042       646,378
                                         -----------   -----------

     COSTS AND EXPENSES:
   Research and development                2,015,769     1,801,020
   General and administrative                621,225       824,857
                                         -----------   -----------

   Total costs and expenses                2,636,994     2,625,877
                                         -----------   -----------

     NET LOSS                            $(1,883,952)  $(1,979,499)
                                         -----------   -----------

     NET LOSS PER COMMON SHARE                $(0.23)       $(0.25)
                                         ===========   ===========

     SHARES USED IN COMPUTING NET LOSS
       PER COMMON SHARE                   10,995,000    10,025,052
                                         ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              1996             1995
                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(1,883,952)        $ (1,979,499)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and amortization          265,230              197,716
       Compensation expense related to
        stock options and stock issued
        for services rendered                      --               62,500

  Changes in increase assets and
    liabilities:
    Decrease (increase) in trading
      securities                              973,555          (11,070,935)
    Decrease in prepaid expenses and
      other current assets                    121,233              170,595
    Increase in intangible and
      other assets and notes receivable       (22,420)             (88,666)
    Increase (decrease) in accounts
      payable and accrued liabilities        (116,118)              75,657
    Decrease in deferred revenues            (283,500)            (283,500)
                                          -----------         ------------
  Net cash used in operating activities      (945,972)         (12,916,132)
                                          -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (156,206)            (871,149)
  Net purchase of investments                (464,726)                  --
                                          -----------         ------------
     Net cash used in investing
      activities                             (620,968)            (871,149)
                                          -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations        (1,741)              (2,606)
  Payment on notes payable                   (110,580)                  --
  Issuance of stock, net                      307,379               70,337
                                          -----------         ------------
     Net cash provided by financing
      activities                              195,058               67,731
                                          -----------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS  (1,371,882)         (13,719,550)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                  6,172,400           28,283,809
                                          -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 4,800,518         $ 14,564,259
                                          ===========         ============


   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

Note 1. - Basis of Presentation and Significant Accounting Policies

  Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its efforts to research and development. The Company's revenues consist of sponsored research revenues and interest income. Management of the Company anticipates continued operating losses for at least the next several years. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1995.

                         ENERGY BIOSYSTEMS CORPORATION

Net Loss Per Common Share

  Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock issued in October 1994, by the weighted average number of shares of common stock outstanding during the period. In all applicable periods, common stock equivalents were antidilutive and, accordingly, were not included in the computation.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.


Note 2. - Series A Convertible Preferred Stock

  In October   , 1994, the Company offered and sold 480,000 shares of Series A
Convertible Preferred Stock ("Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Preferred Stock at an exercise price of $50.00 per share of Preferred Stock in addition to customary commissions.

  Dividends on the Preferred Stock are cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in common stock. The shares of Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment in certain circumstances. The Preferred Stock, if not redeemed earlier, must be redeemed on November 7, 1999 at the redemption price. The redemption price, which is equal to $50.00 per share plus accrued and unpaid dividends, may be paid in shares of common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Preferred Stock for common stock. Accordingly, the Preferred Stock is included in stockholders' equity.

  The carrying amount of the Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on November 7, 1999.

                         ENERGY BIOSYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1996, the Company's accumulated deficit was $33,744,474.

Results of Operations

     The Company had total revenues for the three months ended March 31, 1996 and 1995 of $753,042 and $646,378, respectively. The Company had sponsored research revenues of $500,472 during the first three months of 1996 as compared to $283,500 during the first three months of 1995. The Company recognized revenues of $283,500 under its research collaboration agreement with Petrolite Corporation ("Petrolite") for each of the three month periods ended March 31,
1996 and 1995.   Payments under the Petrolite agreement were initiated on April
1, 1992 and the final payment was received in March 1994. Revenue attributable to the Petrolite agreement, however, is recognized ratably over the period for which research and development costs are to be incurred under the terms of the agreement. As of March 31, 1996, an aggregate of $1,044,000 of the payments received under the Petrolite agreement was classified as deferred revenue and will be recognized as revenue in future periods. The increase in sponsored research revenues of $216,972 for the first quarter of 1996 compared to the first quarter of 1995 is attributable to sponsored research revenue of $66,972 from a National Institutes of Science and Technology ("NIST") grant and $150,000 from an agreement with Carbide/Graphite Group, Inc. ("Carbide/Graphite").

  Interest income and other revenues decreased by $110,308 for the first three months of 1996 compared to the first three months of 1995 primarily as a result of the decrease in the available cash from which investment income and capital gains are generated.

  The Company had research and development expenses for the three months ended March 31, 1996 and 1995 of $2,015,769 and $1,801,020, respectively. The increase in research and development expenses of $214,749 for the three months ended March 31, 1996 as compared to the corresponding prior year period resulted primarily from the addition of 16 research and development personnel and laboratory expansion. The Company expects its research and development expenses to increase during the remainder of 1996, reflecting increased expenditures related to hiring additional personnel and an approximate 4,500 square foot expansion of the Company's laboratory facilities completed at the end of the first quarter of 1996.

                         ENERGY BIOSYSTEMS CORPORATION

  The Company had general and administrative expenses for the three months ended March 31, 1996 and 1995 of $621,225 and $824,857, respectively. The decrease of $203,632 for the three months ended March 31, 1996 as compared to the corresponding prior year period resulted primarily from a decrease in professional fees related to the stock rights plan adopted in the prior year. The Company expects a slight increase in its general and administrative expenses during the remainder of 1996 in support of its expanded research activities and corporate development activities.

Liquidity and Capital Resources

  The Company completed its initial public offering in March 1993 resulting in net cash proceeds of approximately $14.9 million. In October 1994 the Company privately placed 480,000 shares of its Series A Convertible Preferred Stock resulting in net cash proceeds of approximately $22.2 million. Dividends on the Preferred Stock are cumulative from the date of the initial closing, October 27, 1994, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in common stock. The shares of Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment in certain circumstances.

  Prior to its initial public offering, the Company had financed its operations through private placements of equity securities, revenues from collaborative research agreements and interest income earned on the net proceeds from these private placements.

  For the three months ended March 31, 1996, the Company used $1,919,527 of net cash in operating activities (excluding the net sales and purchases of trading securities), incurred $156,206 in capital expenditures and received $195,058 from financing activities. At March 31, 1996, the Company had cash, cash equivalents, and short term investments totaling $15,228,855 and working capital of $14,084,153.

  The Company intends to spend approximately $575,000 during the remainder of 1996 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1996 requiring the Company to spend approximately $67,400 under research and development agreements. The Company also expects its general and administrative expenses to increase as it adds marketing, sales and other personnel to support its increased research and development of the Company's proprietary biocatalytic desulfurization ("BDS") technology.

  To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with The Petrolite

                         ENERGY BIOSYSTEMS CORPORATION

Corporation, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A., The M. W. Kellogg Company, Koch Refining Company and Carbide/Graphite Group, Inc., among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  The Company believes that its available cash, short-term investments and interest income will be adequate to satisfy its funding needs through late 1997 to early 1998. The Company's future funding requirements will depend on many factors, including the progress of the Company's research and development, timing of environmental regulations, the rate of technological advances, determinations as to the commercial potential of the Company's technology under development, the status of competitive technology, the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements and the establishment of collaborative relationships. The Company may seek additional funding through public or private financings, including equity financings and through collaborative arrangements.

FORWARD LOOKING STATEMENT

  This Form 10-Q includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended,and section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"), including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and under the caption "Item 1. Business--Risk Factors in the Form 10-K". All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


                         Part II  -  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a. Exhibits

            Exhibit
            Number
            ------
             3.1(a)    Amended and Restated Certificate of Incorporation
                       (incorporated by reference to Exhibit 2 filed with
                       Post-Effective Amendment No. 1 to the Company's
                       Registration Statement on Form 8-A as filed with the
                       Commission on March 15, 1993).

             3.1(b) Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock
                       (incorporated by reference to Exhibit 10.2 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1994).

             3.1(c)    Certificate of Designation of Series One Junior
                       Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1(c) to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994).

             3.2       Bylaws (incorporated by reference to Exhibit 3 filed with
                       Post-Effective Amendment No. 1 to the Company's Registration
                       Statement on Form 8-A as filed with the Commission on
                       March 15, 1993).

             4.1       Form of Stock Purchase Agreement, dated as of October 27, 1994, by and between the Company and the Purchasers of the Series A
                       Convertible Preferred Stock (incorporated by reference to
                       Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                       for the ended September 30, 1994).

             4.2 Stockholder Rights Agreement, dated as of March 8, 1995, between the Company and Society National Bank
                       (incorporated by reference to Exhibit 4.1 to the Company's
                       Current Report on Form 8-K dated March 8, 1995).

            11.1       Statement regarding Computation of Per Share Earnings.

            27.1       Financial Data Schedule


         b. Reports on Form 8-K
            None.

                         ENERGY BIOSYSTEMS CORPORATION

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ENERGY BIOSYSTEMS CORPORATION



Date:  May   , 1996              By:   /s/ John H. Webb
                                      ----------------------
                                      John H. Webb
                                      President and Chief Executive Officer



Date:  May   , 1996              By:  /s/ Paul G. Brown III
                                      ---------------------
                                      Paul G. Brown III
                                      Vice President, Finance and Administration

                         ENERGY BIOSYSTEMS CORPORATION

                               INDEX TO EXHIBITS


Exhibit                                                                     Page
Number                   Description of Exhibits                          Number
- - ------                   -----------------------                          ------

 3.1(a) Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2 filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

 3.1(b) Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1994).

 3.1(c)     Certificate of Designation of Series One Junior
            Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 3.2 Bylaws (incorporated by reference to Exhibit 3 filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

 4.1 Form of Stock Purchase Agreement, dated as of October 27, 1994, by and between the Company and the Purchasers of the Series A Convertible Preferred Stock (incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the ended September 30, 1994).

 4.2 Stockholder Rights Agreement, dated as of March 8, 1995, between the Company and Society National Bank
            (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 8, 1995).

11.1        Statement regarding Computation of Per Share Earnings.           15

27.1        Financial Data Schedule                                          19
                                                                           ----
                                       13