Form 10-Q
period 1996-06-30
ENERGY BIOSYSTEMS CORP
filed 1996-08-14
CIK 895677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      or

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

                                (713) 364-6100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                           -----   -----

As of August 1, 1996 there were outstanding 11,318,210 shares of Common Stock, par value $.01 per share, of the registrant.

                         ENERGY BIOSYSTEMS CORPORATION

                 Form 10-Q for the Quarter Ended June 30, 1996

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                               Page
         ---------------------                                                               ----

Item 1.  Financial Statements                                                                 3

         Balance Sheets as of June 30, 1996
         (Unaudited) and December 31, 1995                                                    4

         Statements of Operations for the Three and Six
         Months Ended June 30, 1996 and 1995
         (Unaudited)                                                                          5

         Statements of Cash Flows for the Six
         Months Ended June 30, 1996 and 1995
         (Unaudited)                                                                          6

         Notes to Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                                        8

PART II. OTHER INFORMATION
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                                  11

Item 6.  Exhibits and Reports on Form 8-K                                                     12

SIGNATURES                                                                                    13
- ----------

                         ENERGY BIOSYSTEMS CORPORATION

                       Part I  -   FINANCIAL INFORMATION

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

                         ENERGY BIOSYSTEMS CORPORATION

                                BALANCE SHEETS

                                                                          June 30,     December 31,
                                                                            1996           1995
                 ASSETS                                                 ------------   ------------
                 ------                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  4,351,827   $  6,172,400
   Short term investments                                                  8,442,424     10,431,444
   Prepaid expenses and other current assets                                 547,459        687,530
                                                                        ------------   ------------
     Total current assets                                               $ 13,341,710   $ 17,291,374

Long term investments                                                      1,989,917      2,492,874
Notes receivable                                                              26,401         45,633
Furniture, equipment and leasehold improvements, net                       3,227,128      3,322,609
Intangible and other assets, net                                             729,217        656,961
                                                                        ------------   ------------
     Total assets                                                       $ 19,314,373   $ 23,809,451
                                                                        ============   ============

     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------

Current liabilities:
   Accounts payable                                                     $    299,175   $    494,307
   Accrued liabilities                                                         1,052         97,227
   Current portion of deferred revenue                                       760,500      1,314,000
   Current portion of obligations under capital lease                          7,657          7,256
   Note payable                                                              164,564        294,713
                                                                        ------------   ------------
     Total current liabilities                                          $  1,232,948   $  2,207,503
                                                                        ------------   ------------

Long term liabilities:
   Capital lease obligations                                                   7,700         11,632
   Deferred revenue                                                               --         13,500
                                                                        ------------   ------------
     Total long term liabilities                                        $      7,700   $     25,132
                                                                        ------------   ------------

Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value
   (liquidation value $24,000,000; 508,800 shares
   authorized, 480,000 shares issued and
   outstanding)                                                           23,128,199     22,968,152
Common Stock, $0.01 par value (30,000,000 shares
   authorized, 11,309,355 and 10,584,269 issued
   and outstanding, respectively)                                            113,094        105,843
Additional paid-in capital                                                31,056,936     29,823,343
Accumulated deficit                                                      (36,224,504)   (31,320,522)
                                                                        ------------   ------------
     Total stockholders' equity                                         $ 18,073,725   $ 21,576,816
                                                                        ------------   ------------
     Total liabilities and stockholders' equity                         $ 19,314,373   $ 23,809,451
                                                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                                 1996          1995                1996           1995
                                             ------------  ------------         ------------   ------------
  REVENUES:
   Sponsored research revenues               $   381,035   $   445,221          $   881,507    $   728,721
   Interest and investment income                223,472       372,351              476,042        735,229
                                             -----------   -----------          -----------    -----------
       Total revenues                            604,507       817,572            1,357,549      1,463,950
                                             -----------   -----------          -----------    -----------

  COSTS AND EXPENSES:
   Research and development                    1,839,293     1,617,635            3,855,062      3,418,655
   General and administrative                    705,246       708,959            1,326,471      1,533,816
                                             -----------   -----------          -----------    -----------
       Total costs and expenses                2,544,539     2,326,594            5,181,533      4,952,471
                                             -----------   -----------          -----------    -----------
  NET LOSS                                   $(1,940,032)  $(1,509,022)          (3,823,984)   $(3,488,521)
                                             -----------   -----------          -----------    -----------
  NET LOSS PER COMMON SHARE                  $     (0.23)  $     (0.21)         $     (0.46)   $     (0.47)
                                             ===========   ===========          ===========    ===========
  SHARES USED IN COMPUTING NET
   LOSS PER COMMON SHARE                      11,239,483    10,176,995           11,117,242     10,101,444
                                             ===========   ===========          ===========    ===========




  The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      1996                  1995
                                                                                  ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(3,823,984)          $(3,488,521)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                   530,460               437,846
      Compensation expense related to stock options and
        stock issued for services rendered                                                 --                62,500
  Changes in assets and liabilities:
      Decrease (increase) in trading securities                                     2,952,105           (10,269,404)
      Decrease in prepaid expenses and other
        current assets                                                                140,071               156,915
      Increase in intangible and other assets
        and notes receivable                                                          (60,044)             (173,164)
      Decrease in accounts payable and
        accrued liabilities                                                          (291,305)             (481,791)
      Decrease in deferred revenues                                                  (567,000)             (567,000)
                                                                                  -----------           -----------
  Net cash used in operating activities                                            (1,119,697)          (14,322,619)
                                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (427,959)           (1,235,565)
  Net purchase of investments                                                        (460,128)           (7,746,550)
                                                                                  -----------           -----------
    Net cash provided (used) in investing activities                                 (888,087)           (8,982,115)
                                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                                (3,531)               (5,811)
  Payment on notes payable                                                           (206,349)             (225,842)
  Issuance of notes payable                                                            76,200                85,522
  Issuance of stock, net                                                              320,891                94,281
                                                                                  -----------           -----------
    Net cash provided by financing activities                                         187,211               (51,850)
                                                                                  -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                    (1,820,573)          (23,356,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                          6,172,400            28,283,809
                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 4,351,827           $ 4,927,225
                                                                                  ===========           ===========



  The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

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


Note 2. - Series A Convertible Preferred Stock

   In October 1994, the Company offered and sold 480,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Preferred Stock at an exercise price of $50.00 per share of Preferred Stock in addition to customary commissions.

   Dividends on the Preferred Stock are cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in common stock. During the second quarter of 1996, the Company paid $1,080,000 in dividends by issuing 153,907 shares of common stock. The shares of Preferred Stock are convertible into shares of the Company's common stock at the option

                         ENERGY BIOSYSTEMS CORPORATION

of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment in certain circumstances. The Preferred Stock, if not redeemed earlier, must be redeemed on November 7, 1999 at the redemption price. The redemption price, which is equal to $50.00 per share plus accrued and unpaid dividends, may be paid in shares of common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Preferred Stock for common stock. Accordingly, the Preferred Stock is included in stockholders' equity.

   The carrying amount of the Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on November 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1996, the Company's accumulated deficit was $36,224,504.

Results of Operations

   The Company had total revenues for the six months ended June 30, 1996 and 1995 of $1,357,549 and $1,463,950, respectively. The decrease resulted primarily from a decrease in interest and investment income, partially offset by an increase in sponsored research revenues. The Company had sponsored research revenues of $881,507 during the first six months of 1996 as compared to $728,721 during the first six months of 1995. The Company recognized revenues of $567,000 under its research collaboration agreement with Petrolite Corporation ("Petrolite") for each of the six month periods ended June 30, 1996 and 1995. Payments under the Petrolite agreement were initiated on April 1, 1992 and the final payment was received in March 1994. Revenue attributable to the Petrolite agreement, however, is recognized ratably over the period for which research and development costs are to be incurred under the terms of the agreement. As of June 30, 1996, an aggregate of $580,500 of the payments received under the Petrolite agreement was classified as deferred revenue and will be recognized as revenue in future periods. The Company recognized sponsored research revenues from the National Institute of Standards and Technology ("NIST") grant of $164,507 and $161,721, respectively, for the six months ended June 30, 1996 and 1995. In the six months ended June 30, 1996 the Company received the increase resulted from the Company's receipt of sponsored research revenue of $150,000 from an agreement with Carbide/Graphite Group, Inc. ("Carbide/Graphite") during the first six months of 1996.

                         ENERGY BIOSYSTEMS CORPORATION



   Interest and other investment income and other revenues decreased by $259,187 for the first six months of 1996 compared to the first six months of 1995 primarily as a result of the decrease in the available cash from which interest and investment income and capital gains are generated.

   The Company had total revenues for the three months ended June 30, 1996 and 1995 of $604,507 and $817,572, respectively. The Company had sponsored research revenues of $381,035 during the second quarter of 1996 as compared to $445,221 during the second quarter of 1995. The decrease in sponsored research revenues of $64,186 for the second quarter of 1996 compared to the second quarter of 1995 is attributable to the decrease difference in capital expenditures reimbursable expenses from a National Institutes of Science and Technology ("NIST") grant. The Company had interest and other investment income decrease by $148,879 for the three months ended June 30, 1996 compare to the second quarter of 1995 as a result of the decrease in available cash from which interest and other investment incomes are generated.

   The Company had research and development expenses for the three months ended June 30, 1996 and 1995 of $1,839,293 and $1,617,635, respectively, and for the six months ended June 30, 1996 and 1995 of $3,855,062 and $3,418,655, respectively. The increase in research and development expenses of $221,658 and $436,407, respectively for the three and six months ended June 30, 1996 as compared to the corresponding prior year periods resulted primarily from the addition of 16 research and development personnel and laboratory expansion. The Company expects its research and development expenses to increase during the remainder of 1996, reflecting increased expenditures related to hiring additional personnel and an approximate 4,500 square foot expansion of the Company's laboratory facilities completed at the end of the first quarter of 1996.

   The Company had general and administrative expenses for the three months ended June 30, 1996 and 1995 of $705,246 and $708,959, respectively, and for the six months ended June 30, 1996 and 1995 of $1,326,471 and $1,533,816, respectively. The decreases of $3,713 and $207,345, respectively for the three months and six months ended June 30, 1996 as compared to the corresponding prior year periods resulted primarily from a decrease in professional fees related to the adoption of the stock rights plan in the prior year. The Company expects a slight increase in its general and administrative expenses during the remainder of 1996 in support of its expanded research activities and corporate development activities.

Liquidity and Capital Resources

   The Company completed its initial public offering in March 1993 resulting in net cash proceeds of approximately $14.9 million. In October 1994 the Company privately placed 480,000 shares of its Series A Convertible Preferred Stock resulting in net cash proceeds of approximately $22.2 million. Dividends on the Preferred Stock are cumulative from the date of the initial closing, October 27, 1994, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in common stock. The shares of Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment in

                         ENERGY BIOSYSTEMS CORPORATION


certain circumstances. During the second quarter of 1996 the Company paid $1,080,000 in dividends by issuing 153,907 shares of common stock.

   Prior to its initial public offering, the Company had financed its operations through private placements of equity securities, revenues from collaborative research agreements and interest income earned on the net proceeds from these private placements.

   For the six months ended June 30, 1996, the Company used $4,071,802 of net cash in operating activities (excluding the net sales and purchases of trading securities), incurred $888,087 in capital expenditures and received $187,211 from financing activities. At June 30, 1996, the Company had cash, cash equivalents, and short term investments totaling $12,794,251 and working capital of $12,108,762.

   The Company intends to spend approximately $400,000 during the remainder of 1996 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1996 requiring the Company to spend approximately $37,400 under research and development agreements. The Company also expects its general and administrative expenses to increase as its adds marketing, sales and other personnel and prepares for the commercialization of its proprietary biocatalytic desulfurization ("BDS") technology.

   To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with The Petrolite Corporation, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A., The M. W. Kellogg Company, Koch Refining Company and Carbide/Graphite Group, Inc., among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   The Company believes that its available cash, investments and interest income will be adequate to satisfy its funding needs through late 1997 to early 1998. The Company's future funding requirements will depend on many factors, including the progress of the Company's research and development, timing of environmental regulations, the rate of technological advances, determinations as to the commercial potential of the Company's technology under development, the status of competitive technology, the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements and the establishment of collaborative relationships. The Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements.

Forward Looking Statements

   This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views

                         ENERGY BIOSYSTEMS CORPORATION


with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"), including without limitation under the caption "Liquidity and Capital Resources" included in this Form 10-Q and under the caption "Item 1. Business - Risk Factors" in the Form 10-K". All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


                         Part II  -  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Proposal 1:  The Election of Directors

   At the Company's 1996 Annual Meeting of Stockholders held June 5, 1996 the following individuals were elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.


                                For             Withheld
William M. Gottwald, M.D.       11,708,468       8,500
Bernard S. Lee, Ph.D.           11,708,468       8,500
Ramon Lopez                     11,705,968      11,000
Edward B. Lurier                11,708,468       8,500
Thomas E. Messmore              11,708,468       8,500
Daniel J. Monticello, Ph.D.     11,708,468       8,500
William E. Nasser               11,706,468      10,500
John T. Preston                 11,706,468      10,500
John H. Webb                    11,705,148      11,820
William D. Young                11,706,368      10,600

         Proposal 2:  The approval of the appointment of Arthur Andersen LLP as the Company's independent public accounts for 1996.

           For            Against           Abstain
       11,702,068          6,900             8,000


                         ENERGY BIOSYSTEMS CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a. Exhibits

            10.1 Extension and Assignment of Research Collaboration Agreement, dated July 3, 1996, between the Company and Texaco Group, Inc.

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



                                 ENERGY BIOSYSTEMS CORPORATION



Date:  August 13, 1996           By:  /s/ John H. Webb
                                      ----------------
                                      John H. Webb
                                      President and Chief Executive Officer



Date:  August 13, 1996           By:  /s/ Paul G. Brown III
                                      ---------------------
                                      Paul G. Brown III
                                      Vice President, Finance and Administration

                         ENERGY BIOSYSTEMS CORPORATION

                               INDEX TO EXHIBITS


Exhibit                                                           Page
Number   Description of Exhibits                                  Number
- -------  -----------------------                                  ------

10.1     Extension and Assignment of Research Collaboration
         Agreement, dated July 3, 1996, between the Company
         and Texaco Group, Inc.                                      15

11.1     Statement regarding Computation of Per Share Earnings.      16

27.1     Financial Data Schedule                                     21
