Form 10-Q
period 1996-09-30
ENERGY BIOSYSTEMS CORP
filed 1996-11-14
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21130


                         ENERGY BIOSYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                04-3078857
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

    4200 Research Forest Drive
       The Woodlands, Texas                             77381
(address of principal executive offices)              (zip code)

                                  281-364-6100
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


          As of November 4, 1996, there were outstanding 11,490,770 shares of Common Stock, par value $.01 per share, of registrant.

                         ENERGY BIOSYSTEMS CORPORATION

               Form 10-Q for the quarter Ended September 30, 1996

                                     INDEX


                                                                      Page
                                                                      ----
PART I.       FINANCIAL INFORMATION
              ---------------------
                                                                         3
Item 1.       Financial Statements

              Balance Sheets as of September 30, 1996 (unaudited)
              and December 31, 1995                                      4

              Statements of Operations for the Three and Nine Months
              Ended September 30, 1996 and 1995 (Unaudited)              5

              Statements of Cash Flows for the Nine Months Ended
              September 30, 1996 and 1995 (Unaudited)                    6

              Notes to Financial Statements                              7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8

PART II.      OTHER INFORMATION
              -----------------

Item 6.       Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                              12
------------

                         ENERGY BIOSYSTEMS CORPORATION


PART I.  FINANCIAL INFORMATION

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

                         ENERGY BIOSYSTEMS CORPORATION


                                 BALANCE SHEETS

                                                                                            September 30,            December 31,
                                                                                                1996                     1995
                                                                                            ------------             -----------
                                                        ASSETS                               (Unaudited)
                                                        ------
Current Assets:
    Cash and cash equivalents                                                                $  3,757,680             $  6,172,400
    Short term investments                                                                      8,898,829               10,431,444
    Prepaid expenses and other current assets                                                     380,430                  687,530
                                                                                             ------------              -----------
           Total current assets                                                              $ 13,036,939             $ 17,291,374

    Long term investments                                                                              --                2,492,874
    Notes receivable                                                                               16,603                   45,633
    Furniture, equipment and leasehold improvements, net                                        3,175,185                3,322,609
    Intangible and other assets, net                                                              779,947                  656,961
                                                                                             ------------              -----------
           Total assets                                                                      $ 17,008,674             $ 23,809,451
                                                                                             ============              ===========

                                         LIABILITIES & STOCKHOLDERS' EQUITY
                                         ----------------------------------

Current liabilities:
    Accounts payable                                                                         $    449,416             $    494,307
    Accrued liabilities                                                                               186                   97,227
    Current portion of deferred revenue                                                           477,000                1,314,000
    Current portion of obligations under capital lease                                              7,861                    7,256
    Note payable                                                                                   44,445                  294,713
                                                                                             ------------              -----------
           Total current liabilities                                                         $    978,908             $  2,207,503
                                                                                             ------------              -----------

Long term liabilities:
     Capital lease obligations                                                                      5,658                   11,632
     Deferred revenue                                                                                  --                   13,500
                                                                                             ------------              -----------
            Total long term liabilities                                                      $      5,658             $     25,132
                                                                                             ------------              -----------

Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value
    (liquidation value $24,000,000; 508,800 shares
    authorized. 480,000 shares issued and
    outstanding)                                                                               23,750,954               22,968,152
Common Stock, $0.01 par value (30,000,000 shares
    authorized, 11,325,210 and 10,584,269 issued
    and outstanding, respectively)                                                                113,252                  105,843
Additional paid-in capital                                                                     31,018,064               29,823,343
Accumulated deficit                                                                           (38,858,162)             (31,320,522)
                                                                                             ------------              -----------
    Total stockholders' equity                                                               $ 16,024,108             $ 21,576,816
                                                                                             ------------              -----------
    Total liabilities and stockholder's equity                                               $ 17,008,674             $ 23,809,451
                                                                                             ============              ===========

The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three                                     Nine
                                                          Months  Ended                             Months Ended
                                                          September 30,                             September 30,
                                                        1996            1995                   1996           1995
                                                      --------        ---------             ---------       ---------
REVENUES:
   Sponsored research revenues                     $   437,273      $   498,706          $  1,318,780    $  1,227,427
   Interest and investment income                      178,194          540,051               654,236       1,275,280
                                                     ---------      -----------          ------------     -----------
        Total Revenues                                 615,467        1,038,757             1,973,016       2,502,707
                                                     ---------      -----------          ------------     -----------

COSTS AND EXPENSES:
   Research and development                          2,108,329        1,902,881             5,963,391       5,321,536
   General and administrative                          600,796          643,484             1,927,267       2,177,300
                                                     ---------      -----------          ------------     -----------
        Total costs and expenses                     2,709,125        2,546,365             7,890,658       7,498,836
                                                     ---------      -----------          ------------     -----------

NET LOSS                                           $(2,093,658)     $(1,507,608)         $ (5,917,642)   $ (4,996,129)
                                                     ---------      -----------          ------------     -----------
NET LOSS PER COMMON SHARE                               $(0.24)          $(0.21)               $(0.70)         $(0.67)
                                                     =========      ===========          ============     ===========
SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE                               11,319,087       10,239,617            11,185,015      10,148,008
                                                     =========      ===========          ============     ===========


The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                September 30,
                                                                           1996                1995
                                                                        ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net Loss                                                            $(5,917,642)         $(4,996,129)
   Adjustments to reconcile net loss to net cash provided
      (used) in operating activities:
         Depreciation and amortization                                     795,690              689,523
         Compensation expense related to stock options, and
            stock issued for services rendered                                  --               62,500
   Changes in assets and liabilities:
      Decrease (increase) in trading securities                          2,946,555          (11,354,606)
      Decrease (increase) in prepaid expenses and other
         current assets                                                    307,100             (267,368)
      Increase in intangible and other assets and notes
         receivable                                                       (104,486)            (152,554)
      Decrease in accounts payable and accrued
         liabilities                                                      (141,930)            (458,559)
      Increase (decrease) in deferred revenues                            (850,500)            (850,500)
                                                                       ------------         ------------
   Net cash provided (used) in operating activities                     (2,965,213)         (17,327,693)
                                                                       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (637,736)          (1,381,562)
   Net sale (purchase) of investments                                    1,078,934           (7,216,716)
                                                                       ------------         ------------
      Net cash used in investing activities                                441,198           (8,598,278)
                                                                       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on capital lease obligations                                     (5,369)              (9,619)
   Payment on notes payable                                               (326,468)            (318,402)
   Issuance of notes payable                                                76,200               85,522
   Issuance of stock, net                                                  364,932              127,945
                                                                       ------------         ------------
      Net cash provided (used) by financing activities                     109,295             (114,554)
                                                                       ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          (2,414,720)         (26,040,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                6,172,400           28,283,809
                                                                       ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,757,680          $ 2,243,284
                                                                       ============         ============

The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION


Note 1.  Basis of Presentation and Significant Accounting Policies

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

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Dividends on the Preferred Stock are cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in common stock. During the second quarter of 1996, the Company paid $1,080,000 in dividends by issuing 153,907 shares of common stock. The shares of Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment for certain circumstances. The Preferred Stock, if not redeemed earlier, must be redeemed on November 7, 1999 at the redemption price. The redemption price, which is equal to $50.00 per share plus accrued and unpaid dividends, may be paid in shares of common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Preferred Stock for common stock. Accordingly, the Preferred Stock is included in stockholders' equity.

                         ENERGY BIOSYSTEMS CORPORATION


          The carrying amount of the Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on November 7, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

          Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1996, the Company's accumulated deficit was $38,858,162.

Results of Operations

          The Company had total revenues for the nine months ended September 30, 1996 and 1995 of $1,973,016 and $2,502,707, respectively. The decrease resulted primarily from a decrease in interest and investment income, partially offset by an increase in sponsored research revenues. The Company had sponsored research revenues of $1,318,780 during the first nine months of 1996 as compared to $1,227,427 during the first nine months of 1995. The Company recognized revenues of $850,500 under its research collaboration agreement with Petrolite Corporation ("Petrolite") for each of the nine month periods ended September 30,
1996 and 1995.   Payments under the Petrolite agreement were initiated on April
1, 1992 and the final payment was received in March 1994. Revenue attributable to the Petrolite agreement, however, is recognized ratably over the period for which research and development costs are incurred under the terms of the agreement. As of September 30, 1996, an aggregate of $297,000 of the payments received under the Petrolite agreement was classified as deferred revenue and will be recognized as revenue in future periods. The increase of $91,353 in sponsored research revenues resulted from the Company's receipt of sponsored research revenue of $150,000 from an agreement with Carbide/Graphite Group, Inc. ("Carbide/Graphite") during the first nine months of 1996 offset in part by a decrease in the sponsored research revenues received from a National Institute of Standards and Technology ("NIST") grant from $376,927 for the nine months ended September 30, 1995 to $318,280 for the nine months ended September 30, 1996.

          Interest and other investment income decreased by $621,044 for the first nine months of 1996 compared to the first nine months of 1995 primarily as a result of the decrease in the available cash from which interest and other investment income are generated.

          The Company had total revenues for the three months ended September 30, 1996 and 1995 of $615,467 and $1,038,757, respectively. The Company had sponsored research revenues

                         ENERGY BIOSYSTEMS CORPORATION



of $437,273 during the third quarter of 1996 as compared to $498,706 during the third quarter of 1995. The decrease in sponsored research revenues of $61,433 for the third quarter of 1996 compared to the third quarter of 1995 is attributable to the decrease in expenditures reimbursable from a NIST grant. Interest and other investment income decreased by $361,857 for the three months ended September 30, 1996 compared to the third quarter of 1995 as a result of the decrease in available cash from which interest and other investment income are generated.

         The Company had research and development expenses for the three months ended September 30, 1996 and 1995 of $2,108,329 and $1,902,881, respectively, and for the nine months ended September 30, 1996 and 1995 of $5,963,391 and $5,321,536, respectively. The increase in research and development expenses of $205,448 and $641,855, respectively for the three and nine months ended September 30, 1996 as compared to the corresponding prior year periods resulted primarily from the addition of 16 research and development personnel and laboratory expansion. The Company expects its research and development expenses to increase during the remainder of 1996, reflecting increased expenditures related to hiring additional personnel and an approximate 4,500 square foot expansion of the Company's laboratory facilities completed at the end of the first quarter of 1996.

          The Company had general and administrative expenses for the three months ended September 30, 1996 and 1995 of $600,796 and $643,484, respectively, and for the nine months ended September 30, 1996 and 1995 of $1,927,267 and $2,177,300, respectively. The decrease of $42,688 for the three months ended September 30, 1996 as compared to the third quarter of 1995 resulted from a decrease in travel and professional fees. The decrease of $250,033 for the nine months ended September 30, 1996 as compared to the corresponding prior year period resulted primarily from a decrease in professional fees related to the adoption of the stock rights plan in the prior year. The Company expects a slight increase in its general and administrative expenses during the remainder of 1996 in support of its expanded research activities and corporate development activities.

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

                         ENERGY BIOSYSTEMS CORPORATION



          For the nine months ended September 30, 1996, the Company used $5,911,768 of net cash in operating activities (excluding the net sales and purchases of trading securities), incurred $637,736 in capital expenditures and received $109,295 from financing activities. At September 30, 1996, the Company had cash, cash equivalents, and short term investments totaling $12,565,509 and working capital of $12,058,031.

          The Company intends to spend approximately $145,000 during the remainder of 1996 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1996 requiring the Company to spend approximately $12,000 under research and development agreements. The Company also expects its general and administrative expenses to increase as its adds marketing, sales and other personnel and prepares for the commercialization of its proprietary biocatalytic desulfurization ("BDS") technology.

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

Forward Looking Statements

          This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"), including without limitation under the caption "Liquidity and Capital Resources" included in this Form 10-Q and under the caption "Item 1. Business - Risk Factors" in the Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                         ENERGY BIOSYSTEMS CORPORATION


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits

           11.1  Statement regarding Computation of Per Share Earnings.

           27.1  Financial Data Schedule.

      b.   Reports on Form 8-K

           None.

                         ENERGY BIOSYSTEMS CORPORATION



      SIGNATURES
      ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy BioSystems Corporation

By:             /s/ JOHN H. WEBB
_____________________________________________________________
   John H. Webb  President and Chief Executive Officer

Date: November 14, 1996

By:             /s/ PAUL G. BROWN, III
_____________________________________________________________
Paul G. Brown III  Vice President, Finance and Administration

Date: November 14, 1996

                         ENERGY BIOSYSTEMS CORPORATION

                               INDEX TO EXHIBITS

 Exhibit                                                              Page
 Number             Description of Exhibits                          Number
--------            ------------------------                         -------

  11.1      Statement regarding Computation of Per Share Earnings       14

  27.1      Financial Data Schedule                                     20