Form 10-K
period 1996-12-31
ENERGY BIOSYSTEMS CORP
filed 1997-03-31
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                 TO
                          COMMISSION FILE NO. 0-21130

                            -------------------------

                         ENERGY BIOSYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                  04-3078857
   (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    ENERGY BIOSYSTEMS CORPORATION                        77381
     4200 RESEARCH FOREST DRIVE                       (ZIP CODE)
        THE WOODLANDS, TEXAS
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (281) 364-6100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ----------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                Title of Class
                    Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No______
                                              ------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $75,573,256 as of March 14, 1997, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $6.75 per share and assuming full conversion of the registrant's Series A and Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 14, 1997, 11,605,377 shares of common stock were outstanding, 2,000 shares of Series A Convertible Preferred Stock were outstanding and 702,100 shares of Series B Convertible Preferred Stock were outstanding.

  Certain sections of the registrant's definitive proxy statement relating to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

  When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business--Risk Factors" included elsewhere in this report.

PART I.

ITEM 1.  BUSINESS

OVERVIEW

  Energy BioSystems Corporation ("EBC" or the "Company") is developing and commercializing innovative biotechnology-based processes for the petroleum refining and production industries. The Company's focus to date has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum. EBC believes that BDS can be used as a substitute for, or in conjunction with, existing desulfurization technology and expects BDS to be significantly less expensive than conventional desulfurization methods. The Company's BDS pilot plant, which is a fully integrated desulfurization unit capable of processing up to five barrels of diesel fuel per day, was completed in late 1994 and began processing diesel feedstock in March 1995. The pilot plant is intended to provide the basis for the design of a commercial-scale BDS unit.

  Removal of sulfur is one of the most costly issues facing the petroleum industry and is a growing problem worldwide. Sulfur removal is desirable to the refining industry because of (i) environmental regulations mandating decreased sulfur in refined products, (ii) an increasing level of sulfur in crude oil processed by refiners and (iii) high operating and maintenance costs associated with the existence of sulfur in petroleum. Desulfurization is also attractive to the crude oil production market, where low-sulfur crude oil commands a premium price over high-sulfur crude oil.

  The Company has entered into a number of strategic alliances with recognized industry leaders in support of the Company's BDS development and commercialization activities, providing an opportunity for the Company to build on established expertise and resources in critical areas. The Company has an agreement with The M.W. Kellogg Company ("M.W. Kellogg") for the basic engineering services necessary for BDS implementation at customer sites, and an agreement with Petrolite Corporation ("Petrolite") relating to the development of the Company's BDS technology and the construction and operation of the Company's pilot plant. The Company also has entered into collaborations focusing on the application of the BDS technology as follows: an alliance with Total Raffinage Distribution, S.A. ("Total") to develop a BDS process for diesel fuel streams; an alliance with Koch Refining Company ("Koch") to develop a BDS process for certain gasoline streams; an alliance with the Exploration and Production Technology Division of Texaco Inc. ("Texaco") to develop a BDS process for crude oil; and an alliance with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") to develop a BDS process for decant oil. The Company is pursuing additional alliances with potential customers, particularly in the Middle East and Asia, two markets which are expected to make significant investments in desulfurization technology over the next decade. The Company is also pursuing agreements with leading worldwide biocatalyst manufacturers to ensure a continuous supply of biocatalyst for the Company's BDS process. See "- -Alliances."

  To date, the Company has engaged primarily in research and development related to its BDS process. The Company's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. See "--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

  The Company was incorporated in Delaware on December 20, 1989. The Company's executive offices are located at 4200 Research Forest Drive, The Woodlands, Texas 77381 and its telephone number is (281) 364-6100.

THE COMPANY'S TECHNOLOGY

Background of BDS

  The first patents covering the use of bacteria to reduce the sulfur content of petroleum were issued in the United States in 1948. However, early attempts to utilize bacteria and enzymes to selectively remove sulfur from hydrocarbons failed, primarily because of an inability to control the action of the bacteria, which resulted in significant degradation of the fuel value of the hydrocarbon. In 1988, researchers at the Institute of Gas Technology ("IGT") achieved a breakthrough in microbial desulfurization when they isolated two unique strains of bacteria. These strains have the ability to desulfurize coal and selectively remove sulfur from dibenzothiophene, the industry-recognized model for heterocyclic sulfur molecules found in coal and petroleum. U.S. patents were issued on these two bacterial strains in 1992.

  In 1991, the Company obtained exclusive, worldwide, royalty-free rights to IGT's desulfurization technology. A critical milestone was achieved in 1992 when the relevant genes from the patented bacteria were cloned and sequenced. These genes have now been characterized extensively. The cloned genes are now being manipulated and transferred to alternative microbial hosts and modified to increase the expression of the desired properties. The Company has been issued a fundamental patent on these genes, plus numerous other patents on the BDS process by the U.S. and foreign patent offices. With bacteria strain isolation and molecular cloning of the genes achieved, further development of BDS technology involves primarily a new combination of established biotechnology and chemical engineering processes.

  In late 1992, the Company initiated operations of a continuous bench-scale unit capable of desulfurizing up to one-half of a barrel of crude oil per day.
A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and began processing diesel feedstock for desulfurization in March 1995. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant is utilizing diesel fuel from the Company's strategic ally, Total, as feedstock, and is undergoing a variety of experiments that will allow the Company's team of scientists and engineers to evaluate the performance of the biocatalyst, the reactor and the separations systems for a wide range of operating conditions. The information generated from the pilot plant will also be used to guide further development of the Company's other BDS applications for crude oil and other petroleum products.

Overview of the Company's BDS Technology

  BDS is a proprietary process based on naturally occurring bacteria that can remove organically bound sulfur from petroleum without degrading the fuel value of the hydrocarbon. Enzymes in the bacteria selectively cleave carbon-sulfur bonds in the presence of oxygen to yield an oxygenated hydrocarbon product and a sulfate by-product. Because the chemical reaction is catalyzed by enzymes associated with the bacteria, the bacteria do not have to grow in order to desulfurize fossil fuels. Operating at ambient temperatures and atmospheric pressure, BDS is expected to be significantly lower in cost than conventional hydrodesulfurization ("HDS") technology and flexible enough to desulfurize a wide range of petroleum streams including crude oil. Since the process is oxidative, the addition of hydrogen is not required, thus avoiding a significant element of conventional desulfurization operating costs.

  The basic steps of the BDS process are:

     The biocatalyst is combined with water and transferred to the bioreactor.

     The biocatalyst slurry and high-sulfur petroleum stream are mixed in the continuous stirred-tank bioreactor and air is sparged in as a source of oxygen.

     The desulfurized oil is separated from the oil/aqueous/biocatalyst output stream.

     The aqueous phase is further treated to separate out the biocatalyst and water.

     The sulfur byproduct is captured from the aqueous phase as a sulfate salt or other water-soluble sulfur compound and removed from the process.

     The biocatalyst and water are recycled to the bioreactor and spent biocatalyst is drawn off.

Conventional Desulfurization Technologies

  Hydrotreating is the conventional technology for the removal of sulfur, nitrogen and other impurities from oil. When this process is used primarily for the removal of sulfur, it is called hydrodesulfurization ("HDS"). In this process, petroleum fractions are subjected to high temperatures and pressure in the presence of an inorganic catalyst and hydrogen. As a result, organic sulfur molecules are converted to hydrogen sulfide, which is further processed to yield elemental sulfur. HDS is relatively ineffective against more complex sulfur molecules found in diesel and heavier fractions.

  HDS is a costly process for refiners. A typical HDS unit costs between $30 million and $80 million to construct, depending on the product stream to be treated, the level of desulfurization required and the unit size. The high pressure and temperature required for HDS translate directly into high capital and maintenance costs because these units require high-pressure vessels and exotic metals which are expensive to manufacture and maintain. Although some refinery units produce hydrogen, the large amount of hydrogen required for HDS may require refiners to build new hydrogen production capacity at an additional significant capital expense.

Benefits of BDS

  The Company believes that its BDS technology will offer the refining industry an effective alternative to HDS and will in many cases complement existing technology. The Company believes that BDS may provide refiners with the following principal benefits:

  Cost Effectiveness. BDS is designed to operate at ambient temperatures and pressures, in contrast to HDS, which requires thick-walled reactors and other equipment designed to tolerate high temperatures and pressures. As a result, the Company expects that its BDS units will be significantly less expensive to build than HDS units. The Company expects that the capital costs of a BDS unit will be approximately 50 percent less than a comparable HDS unit. In addition, the BDS process will not require hydrogen, which is an expensive component of HDS.

  Ease of Integration. The Company believes the BDS process can be integrated into refinery operations without significant difficulty. Most of the components of the BDS units are expected to be readily available equipment. The biocatalyst will be produced off-site and delivered to the refinery, as is now the case with inorganic catalysts used in conventional refinery processes. The BDS process is not expected to generate any unusual byproducts, and byproduct disposition is expected to be accomplished with existing processes familiar to most refiners. The mild operating conditions of BDS are also expected to contribute to improved operating safety over HDS in many applications.

  Effectiveness Against Complex Sulfur Molecules. The Company believes that BDS will be effective in removing complex sulfur molecules that are resistant to conventional desulfurization technologies. Diesel fractions, for example, contain more complex sulfur molecules against which HDS is relatively ineffective. As a result, HDS becomes increasingly more costly and less effective in desulfurizing diesel fuel as the lighter-sulfur compounds are removed and the remaining complex molecules constitute an increasing proportion of the remaining sulfur. Accordingly, the Company expects that any reduction in the level of sulfur permitted under applicable regulations will make BDS increasingly cost-effective as compared to HDS.

  While the Company believes its BDS process will be economically attractive to petroleum refiners and to crude oil producers, the BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that the Company will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process.

Also, the rate of purchase of the Company's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are substantially affected by fluctuations in the price of crude oil and finished products. Oil production and drilling activity are also largely dependent on the level and volatility of oil prices.

MARKET OVERVIEW

Refining Industry

  One of the principal markets for the Company's BDS technology is the worldwide refining industry, which processes more than 60 million barrels of crude oil per day or approximately 22 billion barrels per year. A significant portion of worldwide refining capacity is concentrated among a small number of large corporations and nationalized oil companies. In the United States, the top 10 companies process approximately 60 percent of the refined petroleum products, and in Western Europe and Asia, the 10 largest refining companies process more than half of the refined petroleum products.

  Refineries purchase crude oil and process it into three principal products:
(i) middle distillates (including diesel fuel), (ii) gasoline and (iii) residual fuel oil (used primarily by electric utilities and ships). In the refining process, crude oil is subjected to distillation, resulting in the separation or fractionation of the hydrocarbons into several intermediate products. These intermediate products are subjected to additional processing steps before formulation into finished products. These additional processing steps include the removal of impurities (such as sulfur, metals and nitrogen), the "cracking" of large hydrocarbon molecules and the upgrading of lower-quality intermediate products.

Refinery Desulfurization

  The refining industry is expected to spend more than $35 billion in capital and up to $10 billion annually in operating expenditures for sulfur removal through the next decade, assuming the use of conventional technologies. Asia accounts for approximately 40 percent of this total expenditure with Western Europe and the United States accounting for approximately 30 percent each.

  Pollution regulations have increasingly targeted sulfur in fossil fuels due to its harmful effects on the environment. The combustion of sulfur results in the emission of sulfur oxides ("SOx"), which are believed to be a cause of "acid rain" and smog. Regulations issued under the 1990 amendments to the U.S. federal Clean Air Act (the "Amendments") required a reduction in the sulfur content of all on-highway diesel fuels to 500 ppm on October 1, 1993, from a prior national average of over 2,000 ppm. Similar regulations worldwide will significantly reduce the level of sulfur allowed in certain petroleum products, including diesel fuel. In Western Europe, diesel fuel was required to meet the 500 ppm specification by October 1996. In Asia, many countries have adopted or plan to adopt similar sulfur regulations on diesel fuel which will be implemented in various stages over the next decade. The European Union has announced its intention to implement regulations requiring the further reduction in the sulfur content of diesel fuel, with the expectation that the diesel sulfur specification will be reduced to 350 ppm by the year 2000 and to 100 ppm by the year 2005. In the past, environmental standards in the larger economies around the world have tended to follow each other. Therefore, it is possible that another series of diesel sulfur regulations, similar to those now anticipated in Europe, will be forthcoming in the U.S. and in Asian countries.

  Sulfur also inactivates catalysts contained in automobile catalytic converters over time, resulting in a significant increase in the emission of unburned hydrocarbons and nitrogen oxides ("NOx") from automobile tailpipes, which in turn contribute to smog. The Amendments required a targeted reduction in U.S. gasoline emissions of 15 percent by the year 1995 and call for a targeted reduction of 25 percent by the year 2000. The Environmental Protection Agency (the "EPA") established a detailed model (the "Complex Model") for determining the emissions of various gasoline formulations to be sold in most large cities that have not attained certain prescribed levels of improvement in air quality ("Nonattainment Areas"). Use of the Complex Model becomes mandatory starting in 1998 for certifying gasoline sold in Nonattainment Areas, which currently represents approximately 25 percent of all gasoline produced in the U.S. The Complex Model explicitly recognizes the detrimental impact of sulfur on gasoline tailpipe pollution, giving refiners incentive to decrease the level of sulfur in gasoline they produce. Regulations in Europe further limiting sulfur levels permitted in gasoline are anticipated for the year 2000 and similar regulations may be adopted in Asia. Industry sources believe that sulfur will play a key role in refiners' plans to reduce gasoline emissions in the latter part of this decade.

  The Amendments, as well as various state and local regulations, generally limit the atmospheric emission of SOx by stationary sources, such as refineries and utilities. For example, permit regulations limit allowable SOx emissions from fluid catalytic cracking units ("FCCUs") (the refinery processing unit for upgrading heavier oil molecules to gasoline), which may cause refiners to constrain the output of a unit that is critical to refining profitability. New or modified FCCUs are also subject to SOx emissions limitations. The Amendments and state and local regulations also limit the amount of high-sulfur fuel that electric utilities may burn, restricting one of the refining industry's largest end markets for residual fuels. Consequently, the value of residual fuel is significantly affected by its sulfur content.

  The increasing average level of sulfur in crude oils is also expected to stimulate demand for new desulfurization technologies. Low-sulfur crude oils have traditionally been in greater demand and commanded a price premium over higher-sulfur crude oils. Over the last decade, the average sulfur content of crude oil processed by U.S. refiners increased by more than 20 percent. In the future, refiners worldwide are expected to process increased volumes of high-sulfur crude oil, raising the demand for additional desulfurization capacity.

  Sulfur in crude oil increases refiners' operating costs because of sulfur's detrimental effect on refinery equipment and catalytic processes. Many sulfur compounds are corrosive, and the processing of high-sulfur crude oil necessitates more frequent maintenance of refinery processing units. The presence of sulfur in the feedstock for FCCUs decreases the effectiveness of the inorganic catalyst used to crack the fuel, increasing the operating cost of the FCCU and decreasing product yield. Sulfur has a similar degrading effect on most catalytic processes in the refinery, increasing operating costs on a variety of key processing units.

Crude Oil Desulfurization

  The price of crude oil is affected by its sulfur content. The difference in price between low-sulfur and high-sulfur crude oils is affected by increasingly stringent regulation of sulfur content in finished products. Lower-sulfur crude oils have typically commanded a $1 to $3 per barrel premium in the market compared to higher-sulfur crude. Over 50 percent of the crude oil produced worldwide is considered high in sulfur (greater than one percent). The Company believes the price difference between low-sulfur crude oil and high-sulfur crude oil will create an incentive for oil producers to reduce the sulfur levels in their product, resulting in demand for crude oil desulfurization technologies. Accordingly, the Company believes that by reducing the sulfur content of crude oil at the production stage, BDS has the potential to greatly improve the marketability and value of higher-sulfur oil reserves and improve producers' access to pipelines that limit the sulfur content of crude oil. To date, conventional desulfurization technologies have not proven economically viable for the desulfurization of crude oil.

  Large reserves of high-sulfur crude oil exist in Venezuela, Canada, the United States, Mexico, the former Soviet Union and the Middle East. Venezuela has proven reserves in excess of one trillion barrels of crude oil with a sulfur content greater than two percent. Canada has in excess of 50 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content, and the United States has approximately 125 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content. Cost-effective desulfurization technology will play a key role in making many of these high-sulfur crude oil reserves more economically exploitable.

Other Potential Applications of Biorefining

  The Company believes there are numerous other applications for its biorefining technology. These potential applications include the following:

   Nitrogen Removal. Nitrogen compounds in petroleum present refiners with many of the same problems associated with sulfur. Refiners currently remove nitrogen using a hydrotreating process. The Company believes that a system similar to the BDS system can be developed to remove nitrogen.

   Metals Removal. Heavy metals in petroleum damage refinery catalysts and reduce the value of refined petroleum products. In addition, heavy metals limit the efficiency of conventional desulfurization technologies. Bioreactor systems have been developed for the extraction of metals from wastewater. The Company believes that similar systems can be developed for the biocatalytic removal of metals from crude oil and residual oil.

   Viscosity Reduction and Cracking. Bioprocessing technologies have been used for many years to depolymerize very viscous solutions of corn starch to produce high fructose corn syrup. A similar chemical process in refineries is called cracking, which refers to the thermal degradation of complex hydrocarbon molecules into simpler, higher-value products. The Company believes that a biocatalytic liquefaction system could be applied to molecules in some highly viscous crude oils which currently have little commercial value. The Company believes that this process could produce crude oil with significantly reduced viscosity, a higher proportion of molecules in the gasoline and diesel fuel boiling range, and increased commercial value.

   Coal Desulfurization. Conventional desulfurization technologies cannot economically remove organic sulfur from coal. Therefore, high-sulfur coal represents a potential future market for the Company's desulfurization technology. The Company believes that the BDS technology it develops for liquid fossil fuels may eventually have application in the desulfurization of coal and, in particular, coal slurries.

BUSINESS STRATEGY

  The Company's goal is to become the leading provider of biorefining solutions for the petroleum industry. The Company's strategy is to concentrate its internal resources on the research, development and marketing of the Company's BDS technology while entering into strategic alliances to assist in the engineering and construction of BDS units and in the manufacturing of the biocatalyst employed in the BDS process. To commercialize BDS, the Company must develop the BDS process to a competitive commercial level, establish the infrastructure required to deliver, supply and service the BDS units, and sell the BDS units to refiners and oil producers. The Company believes it has chosen the most rapid commercialization strategy by working on these efforts in parallel and leveraging internal resources with strategic alliances.

  The Company believes that its technology has broad potential application in the processing of petroleum products. Although the Company's technology will first be directed at biocatalytic desulfurization, the Company's long-term plan is to expand the capabilities of its technology to address the removal of other petroleum impurities (e.g., nitrogen and metals), to address other refining processes (e.g., viscosity reduction and cracking) and to remove sulfur from coal.

RESEARCH AND DEVELOPMENT

  To commercialize BDS, the Company must improve the productivity of the biocatalyst to a competitive economic level while developing an engineered bioreactor system that allows the control of several variables to induce optimal biocatalytic desulfurization. To accomplish these goals, the Company has conducted extensive research, development and testing of the biocatalyst and bioreactor and has assembled a team of scientists and engineers with extensive experience in microbial physiology, molecular biology, biochemistry, fermentation, process development and scale-up, biochemical engineering, separations technology, and refinery process engineering and operations.

  The focus of the Company's research and development efforts has been to develop the BDS process for use in treating diesel fuel, gasoline and crude oil. The Company also has efforts underway to develop the BDS process for use in treating decant oil under its collaboration with Carbide/Graphite. The Company expects the desulfurization of diesel fuel, where its development efforts are the most advanced, to be the first commercial application of its BDS technology. As a result of the specificity of the biocatalyst for each product application, the Company expects that further development will be required to commercialize its BDS technology for use in treating gasoline and crude oil.

  In late 1992, the Company initiated operations of a continuous bench-scale unit capable of desulfurizing up to one-half of a barrel of crude oil per day.
A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and began processing diesel feedstock for desulfurization in March 1995. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant is utilizing diesel fuel from Total as feedstock, and is undergoing a variety of experiments that will allow the Company's team of scientists and engineers to evaluate the performance of the biocatalyst, the reactor and the separations systems for a wide range of operating conditions. The information derived from operating the pilot plant will provide the design basis for the first commercial units and will be used to guide further development of the Company's other BDS applications for crude oil and other petroleum products.

  In 1994, the Company was awarded a $2 million federal grant under the Advanced Technology Program ("ATP") administered by the National Institute of Standards and Technology. The grant is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. The three-year program funded with this award is intended to accelerate the pace of development in crude oil desulfurization, moving the BDS technology in this area from the research level toward the pilot plant phase.

  The Company had research and development expenses for the years ended December 31, 1994, 1995 and 1996 of $5,723,131, $7,338,319 and $9,210,227, respectively.
The Company expects its research and development expenditures to decrease in 1997, as a result of a nonrecurring $1,000,000 payment to Petrolite in 1996 offset in part by additional scientific and technical personnel and a recently completed 4,500 square-foot expansion of the Company's laboratory facilities. The Company's research and development expenses will increase substantially, however, if the Company makes the $9,000,000 payment to exercise the Petrolite option in 1997, the entire amount of which will be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option until it has raised additional funds or received additional capital.

Biocatalyst Productivity

  The Company is focusing on maximizing the biocatalyst's productivity to minimize the quantity of catalyst and the time needed to complete the reaction. This biocatalyst strain improvement is being pursued through both conventional and genetic engineering programs. The conventional programs rely on mutagenesis to produce variants of the original bacteria that desulfurize more efficiently. The molecular biology program has identified the genetic elements responsible for desulfurization, and is pursuing direct improvements in their operation, primarily through recombinant DNA techniques patented by the Company. Additionally, fermentation development is being used to identify growth media which optimize the production of the biocatalyst.

  Development of BDS entails research and development in the areas of molecular biology, biochemistry, fermentation and longevity of the biocatalyst. Set forth below is a description of the Company's research in these areas.

  Increasing the Specific Activity of the Biocatalyst. The understanding and manipulation of the molecular biology involved in the BDS process is vital for the successful commercialization of the BDS technology. The Company has cloned, sequenced and characterized genes responsible for the desulfurization activity. The genes are now being manipulated, transferred to alternative microbial hosts and modified to increase the expression of the desired properties. Over the past three years, the Company isolated, purified and characterized three key enzymes used in the BDS process. Additionally, in 1995 the Company identified, isolated, characterized and cloned the gene responsible for the expression of a previously unrecognized fourth enzyme that increases the rate of the BDS process. By manipulating the genes responsible for desulfurization activity to increase the expression of the fourth enzyme and by transferring the desulfurization genes to alternative microbial hosts, the Company increased the productivity of the biocatalyst by a factor of ten in 1996. The Company's ability to make the BDS technology commercially viable will depend in large part on its success in manipulating these genes to increase the expression of the desulfurization trait.

  Production of the Biocatalyst. Large-scale growth and production, or fermentation, of biocatalysts is essential to the commercialization of the BDS technology. The Company's efforts in developing alternative microbial hosts have been intended to select hosts that can be produced more rapidly and at lower cost. The Company believes that this fermentation will not be substantially different from the many antibiotic and enzyme fermentations routinely commercialized by other biotechnology companies. The Company currently conducts small- and intermediate-scale (300 liter) fermentations at its laboratory facilities. These facilities are sufficient to supply laboratory and preliminary pilot plant needs for the biocatalyst. The Company is pursuing agreements with leading worldwide biocatalyst manufacturers to ensure a continuous supply of biocatalyst for the Company's BDS process.

  Longevity of Biocatalysts. All catalysts become inactive after prolonged exposure to hydrocarbons. Catalyst replacement is a significant factor in the cost of BDS. By extending the longevity of the biocatalyst, this component of
the operating cost of BDS can be minimized.    The Company is developing
resistant strains of bacteria to serve as hosts, or "platforms," for the desulfurization enzymes in order to maximize the longevity of the biocatalyst in diesel fuel.

Process Engineering

  In addition to efforts in biocatalyst development, the Company has allocated considerable resources to the development of the process engineering for the first BDS units. The Company believes that scale-up of its BDS process can be accomplished with conventional process engineering technology. The Company and Petrolite jointly operate the BDS pilot plant, which is a fully integrated desulfurization unit capable of processing up to five barrels of diesel fuel per day. The pilot plant was completed in late 1994 and began processing diesel feedstock in March 1995. The pilot plant is intended to provide the basis for the design of a commercial-scale BDS unit. Although many aspects of the bioreactor are standard, the specific configuration of the bioreactor to be used at each site will be customized based on, among other things, the specific petroleum fraction to be desulfurized and the configuration of the refinery.

  Bioreactor Technology. The Company has designed and constructed the pilot plant to develop the catalytic process with hydrocarbon molecules in the presence of air, water and various process chemicals. Variables such as temperature, agitation rate and pH (acidity or alkalinity) can be controlled, and measured amounts of oxygen and process chemicals can be added to the mixture of biocatalyst and petroleum, optimizing the desulfurization environment. The Company, however, has not yet developed a bioreactor capable of operating at commercial levels of throughput and desulfurization, and there can be no assurance that the Company can develop a commercial-scale bioreactor that will desulfurize petroleum on a commercial basis.

  Separations Issues. The completion of the BDS process results in a mixture of water, desulfurized hydrocarbons, biocatalyst and sulfur byproduct. The Company has developed proprietary technology for the efficient separation of these components. The Company's improved separations system has been demonstrated in the laboratory and was successfully implemented at the Company's pilot plant in 1996. The separation process uses a unique combination of conventional technologies which the Company believes can be scaled up to commercial levels without substantial difficulty.

  Byproduct Disposition. The principal by-product of the BDS process is a water-soluble, inorganic sulfur compound which has been removed from the target hydrocarbons. The Company has evaluated alternatives for the disposition of the sulfur and believes that the best alternative for most refineries will be conversion of the sulfur byproduct either to ammonium sulfate, which can be used as a fertilizer, or to sodium sulfate. A secondary byproduct will be the spent biocatalyst stream, which is expected to be disposed of at an off-site commercial disposal facility as either a solid or other refinery waste.

Mass Transfer Issues

  The Company's recent success in improving the productivity of the biocatalyst has increased the intrinsic reaction rate of the biocatalyst to the point that it exceeds the rate at which sulfur molecules transfer from the petroleum to the surface of the biocatalyst. Limitations in the speed of a catalytic reaction as a result of the rate at which a substrate transfers to a catalyst (known as "mass transfer limitations") are commonly encountered in both biological and chemical catalysis and can frequently be overcome through one or more commonly used biological and chemical engineering solutions. The Company is modifying both the biocatalyst and the reactor design in an effort to overcome the mass transfer limitation that currently affects the rate of the BDS reaction.

Scientific Advisory Board

  The Company has retained a group of distinguished research scientists and engineers to provide advice on matters relating to its research, development and business activities. The Scientific Advisory Board, composed of six members, meets with the Company's scientists and management and is regularly available for consultation. Scientific advisors are compensated for expenses and certain advisors have been granted options to acquire Common Stock. The members of the Scientific Advisory Board are as follows:

   Charles L. Cooney, Ph.D., Professor of Chemical and Biochemical Engineering, Massachusetts Institute of Technology. Dr. Cooney is widely recognized as an expert in the field of bioreactor design and engineering. Dr. Cooney is the author or co-author of more than 200 scientific publications and patents and has received many academic awards and honors, including being named Founding Fellow, American Institute for Medical and Biological Engineering, in 1992. Dr. Cooney received his B.S. in Chemical Engineering from the University of Pennsylvania and his M.S. and Ph.D. in Biochemical Engineering from Massachusetts Institute of Technology.

   Norman Hackerman, Ph.D., President Emeritus and Distinguished Professor Emeritus of Chemistry, Rice University, and Former President and Professor Emeritus of Chemistry, The University of Texas at Austin. Dr. Hackerman is a member of the National Academy of Sciences and of the American Philosophical Society, a Fellow of the American Academy of Arts and Sciences, and Chairman of the Scientific Board of the Robert A. Welch Foundation. Dr. Hackerman has been the recipient of many awards, including the American Institute of Chemists Gold Medal and the Mirabeau B. Lamar Award of the Association of Texas Colleges and Universities. He received his A.B. and Ph.D. from Johns Hopkins University.

   Herbert L. Heyneker, Ph.D., Visiting Scholar, Standford University School of Medicine, Department of Genetics. Dr. Heyneker is an authority in microbial expression of human proteins, including insulin, growth hormone and tPA; protein engineering; and expression systems for industrial microorganisms. Dr. Heyneker serves as a director of Genpharm International, Inc., and Genomysx Corporation. He also serves as a scientific advisor for Institutional Venture Partners and as a member of the scientific advisory board for Cytel Corporation. He earned his Ph.D. from the University of Leiden, The Netherlands and completed his post-doctoral fellowship at the University of California-San Francisco Medical School.

   Charles F. Kulpa, Jr., Ph.D., Professor of Microbiology, University of Notre Dame. Dr. Kulpa is regarded as an expert in the fields of microbiology, bioremediation and biochemistry. His laboratory research work is concentrated in the areas of environmental and applied microbiology. Dr. Kulpa has authored or co-authored numerous papers detailing his research in microbiological and biochemistry processes. Active in many scientific organizations, Dr. Kulpa has served as President of the Indiana Branch of the American Society for Microbiology. He received his B.S., M.S. and Ph.D. in Microbiology from the University of Michigan.

   W. Arthur Porter, Ph.D., President and Chief Executive Officer of the Houston Advanced Research Center. The Houston Advanced Research Center ("HARC") is a non-profit research consortium with major research interests in materials science, lasers, high energy physics, supercomputing, geotechnology, space and policy studies located in The Woodlands, Texas. Dr. Porter is also adjunct professor of electrical and computer engineering at Rice University in Houston. Dr. Porter serves on the boards of Stewart Information Services Corporation; Electro Scientific Industries; HARC; and the American Productivity and Quality Center. He also serves as a Governor-appointed member of the Texas Partnership for Economic Development Board and is a past member of the U.S. Department of Commerce Semiconductor Technical Advisory Committee. He received his B.S. and M.S. degrees in Physics from the University of North Texas and his Ph.D. in Interdisciplinary Engineering from Texas A&M University.

   Derek Redmore, Ph.D., Vice President, Technology Department, Petrolite. Dr. Redmore has served at the managerial level within Petrolite since he joined the company as a Senior Research Chemist in 1965. During his career, he has received 108 patent awards and was named Missouri Inventor of the Year in 1981. He received his B.Sc. and Ph.D. in Chemistry from Nottingham University in England and completed his post-doctoral work at Washington University in St. Louis.


ALLIANCES

  The Company has entered into alliances with potential customers and suppliers in support of its BDS development and commercialization activities. These alliances give the Company an opportunity to build on established expertise and resources in areas critical to its success. In the case of alliances with potential customers, the Company believes that these relationships may enhance its ability to sell BDS units. Entering into alliances with recognized industry suppliers is expected to facilitate commercialization of the BDS technology. However, there can be no assurance that the Company will be successful in maintaining its existing collaborative relationships or in establishing new relationships.

Alliances with Potential Customers

  Total Raffinage Distribution S.A. In July 1994, the Company entered into an agreement with Total Raffinage Distribution S.A. ("Total") to collaborate on the application of the Company's BDS process to diesel and other middle distillate fuel streams. The Company and Total will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, Total has provided the Company with the use of analytical equipment valued at approximately $200,000. The agreement with Total provides that upon commercialization, the site licenses will be waived on Total's first commercial BDS unit. In addition, Total will be entitled to receive a 10 percent discount on future site license and service fees until it has recovered two and one-half times its research costs and expenses for BDS projects under the agreement. The Company expects that its alliance with Total will facilitate commercialization of the BDS technology for diesel fuel and the Company's entrance into the European market.

  The Company's alliance agreement with Total contemplates an evaluation of pilot plant operations, commencing after the Company's completion of the development of a prototype biocatalyst. The Company completed the development of a prototype biocatalyst in late 1996 and expects to complete the evaluation by mid-1997. The prototype biocatalyst is intended to possess characteristics sufficiently similar to the commercial biocatalyst to permit the design of a commercial-scale BDS unit although it is not expected or intended to possess sufficient specific activity or other characteristics necessary to be commercially viable. If the results from the pilot plant are satisfactory, it is expected that Total will build and operate at Total's expense a pilot BDS unit at Total's European Center for Research and Technology and simultaneously will build a commercial BDS unit at one of its refineries. The Company intends to continue the development of the biocatalyst to improve its specific activity and other characteristics necessary for commercial viability during the period in which Total is building these BDS units. Total has indicated that it intends to employ its initial BDS units for the "ultra deep" (below 500 ppm) desulfurization of diesel, a range of desulfurization below current regulatory standards in which BDS is expected to possess greater cost advantages as compared to HDS. The Company is also continuing to develop its BDS technology for the desulfurization of diesel fuel in ranges above 500 ppm.

  Total is a wholly owned subsidiary of Total S.A., a leading international oil and gas company based in France. Total S.A. participates in every phase of the oil and gas industry with operations in more than 80 countries worldwide and revenues of over $25 billion.

  Koch Refining Company. In December 1993, the Company entered into an alliance with Koch Refining Company ("Koch") for the development of a biotechnology-based desulfurization system for refinery oil streams. The alliance is expected to accelerate the development of BDS for certain gasoline streams and customize that development for Koch's applications. Under the terms of the alliance, the Company is primarily responsible for improving the performance of the biocatalyst used in the BDS process and developing a commercial BDS system.
Koch is primarily
responsible for selecting and providing the target gasoline stream as well as testing desulfurized product quality. Koch will also provide engineering support as needed in the development of a BDS unit for Koch's operations. Until commercialization, the Company and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Upon commercialization, Koch will be repaid for direct costs and expenses incurred in assisting BDS development. Repayment will be in the form of a 10 percent rebate on desulfurization processing fees charged to Koch until Koch has been repaid its share of BDS development costs. The Company expects that the development alliance with Koch will facilitate commercialization of the Company's BDS technology for target gasoline streams.

  Koch is a part of Koch Industries, one of the largest privately held companies in the United States. Koch Industries, with annual revenues in excess of $20 billion, is involved in virtually all phases of the oil and gas industry, as well as chemicals, chemical technology products, agriculture, hard minerals, real estate, and financial investments.

  Texaco Exploration and Production Technology Division. In July 1993, the Company signed an agreement with the Exploration and Production Technology Division of Texaco Inc. ("Texaco") for the development of a BDS process for crude oil. Under the terms of the alliance, the Company is primarily responsible for improving the performance of the biocatalyst used in the BDS process. Texaco is primarily responsible for field operations, analytical chemistry work, and selecting and providing the target crude oil stream as well as testing desulfurized product quality. Process engineering is conducted jointly by the parties. The Company and Texaco each bear their own costs and expenses incurred in connection with the collaboration. In the event the Company sub-licenses Texaco's intellectual property and proprietary information, licensed by Texaco to the Company, the Company has agreed to pay Texaco an amount equal to 10 percent of the desulfurization processing fee charged to Texaco until such time as the Company has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration. The Company expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology for crude oil applications.

  Texaco Inc. is one of the largest oil companies in the world with operations in crude oil production, refining and marketing. Texaco Inc. has annual revenues in excess of $36 billion.

  The Carbide/Graphite Group, Inc. In December, 1995, the Company entered into an agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") to collaborate on the development of the Company's BDS technology for the removal of sulfur from decant oil. Decant oil is a heavy, highly viscous refined petroleum product which is used primarily to make needle coke. Needle coke is the principal raw material used in the manufacture of graphite electrodes.
Under the terms of the alliance, the Company will be primarily responsible for customizing and commercializing a biocatalyst and desulfurization system specifically for decant oil. Carbide/Graphite primarily will be responsible for providing the development and commercialization funding for this particular BDS process. The Company expects that the development alliance with Carbide/Graphite will facilitate commercialization of the Company's BDS technology for decant oil.

  Carbide/Graphite, which has annual revenues in excess of $259 million, is a major U.S. manufacturer of graphite electrode and calcium carbide products. Graphite electrodes are used as conductors of electricity, and are consumed in the electric arc furnace steelmaking process common to all mini-mill steel producers. Carbide/Graphite is the only manufacturer of graphite electrodes that produces its own requirements of needle coke. Carbide/Graphite also sells needle coke to other manufacturers of graphite products.

   Prospective Additional Customer Alliances. The Company is pursuing additional alliances with potential customers, particularly in the Middle East and Asia, two markets which are expected to make significant investments in desulfurization technology over the next decade.

  Alliances with Suppliers

  The M.W. Kellogg Company. In August 1994, the Company signed an agreement with The M.W. Kellogg Company ("M.W. Kellogg") to collaborate on the development and commercialization of BDS technology. Under the terms of the collaboration, M.W. Kellogg will serve as an engineering consultant to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for commercial BDS units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and applies to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided 500 engineering work hours of service at no cost to the Company. M.W. Kellogg also agreed to provide an additional 1,500 work hours of service at M.W. Kellogg offices at reduced rates, of which 500 had been utilized by the Company at December 31, 1996. The Company expects that the development alliance with M.W. Kellogg will substantially enhance its refinery engineering capabilities and market access.

  M.W. Kellogg is an ISO 9001-certified, international technology-based engineering and construction contractor, serving primarily the hydrocarbon, chemical and energy related industries. M.W. Kellogg is a wholly owned subsidiary of Dresser Industries, Inc., a major supplier of highly engineered products and services primarily used in hydrocarbon and energy-related activities throughout the world. Dresser Industries, Inc. has annual revenues in excess of $6 billion.

  Petrolite Corporation. In March 1992, the Company entered into a collaboration agreement with Petrolite Corporation ("Petrolite"). The Company and Petrolite agreed to jointly develop the Company's BDS process and utilize emulsification and separations technologies and process chemicals developed by Petrolite, if needed. In connection with this collaboration, Petrolite agreed to provide the emulsification and separations equipment necessary for the storage, mixing, injection and delivery of biocatalysts and process chemicals used in the BDS process and to pay the Company $5.4 million during the first two years of the agreement for research and development. Petrolite also agreed to design and finance construction of the pilot plant and to provide service personnel to operate and service the BDS units on site at customer locations. The Company agreed to market the BDS process and the Company's biocatalyst, and to fund, during the third through fifth years of the agreement, research and development related to BDS at an annual rate of not less than four percent of the Company's net revenues from BDS projects or $2.5 million, whichever is greater. Under the collaboration agreement, the Company is obligated to pay Petrolite 22 percent of all site license fees received by the Company from BDS customers and 22 percent of adjusted gross profit (as defined in the agreement) realized from operation of the BDS units. The Company expects that the development alliance with Petrolite will facilitate commercialization of the Company's BDS technology through the development and testing of the pilot plant.

  In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations (ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the closing of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with the gross cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998.

  Petrolite is a refinery services company with over $360 million in annual revenues. Petrolite's research and development capabilities include process engineering, emulsification and separations chemistry and analytical chemistry.

   Prospective Additional Supplier Alliances. The Company is pursuing agreements with leading worldwide biocatalyst manufacturers to ensure a continuous supply of biocatalyst for the Company's BDS process.

COMPETITION

  The primary competition for BDS technology is expected to come from licensors of HDS technology and the manufacturers of catalysts used in those units. In most initial diesel fuel applications, BDS will be sold as a complementary process where expanded capacity is desired or a greater degree of desulfurization becomes necessary in connection with an existing HDS unit. Subsequently, BDS will be developed as a stand-alone diesel fuel desulfurization process, competing directly with HDS. In the case of gasoline, where HDS units are not typically used, the Company expects BDS to operate as a stand-alone desulfurization system. The Company intends to compete on the basis of cost effectiveness, ease of integration, effectiveness in removing complex sulfur molecules that are resistant to conventional desulfurization technologies, and the ability to process petroleum streams that are difficult for HDS to process.

  HDS process technologies and catalysts are supplied by a small number of companies that maintain their market positions through a combination of recognized expertise, intellectual property rights and established relationships with refiners. Increasing environmental regulation has caused these catalyst suppliers to make significant investments in research and development during the past several years to develop more efficient HDS technologies. The Company believes that these efforts have been directed at refinement of the conventional HDS technology rather than development of entirely new processes. Many of these companies supplying HDS technology have substantially greater financial, technical and human resources than the Company.

  BDS may face competition from other biotechnology processes, although the Company believes it is the leading developer of biorefining in the world. The most significant competitive effort of which the Company is aware is based in Japan at the Petroleum Energy Center ("PEC"), a consortium of Japanese petroleum companies conducting research funded by the Japanese Ministry of International Trade and Industry. The Company believes, based upon meetings with PEC personnel and third-party sources, that it has a substantial lead in developing BDS technology and that its patents provide it with a substantial competitive advantage over the PEC effort. The Company is also aware that one or more major oil companies have from time to time attempted to develop microbial or biocatalytic desulfurization technologies, although the Company believes that none of these companies has successfully developed any of these technologies to date. Based upon information available to the Company, the Company believes that these efforts do not currently present significant competition for its BDS technology in its primary markets.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company's ability to compete will depend in part on maintaining the proprietary nature of its technology. The Company has established an active program for the protection of its intellectual property. This program includes, among other things: procedures, notebooks and forms for documenting, evidencing and disclosing all Company inventions to management; a Patent Review Committee which meets regularly to discuss all intellectual property issues; a system for continuously monitoring patents issued to, and patent applications filed by, relevant third parties; a program of seminars for employees on intellectual property topics; a recognized intellectual property law firm on retainer; a patent administrator and other personnel dedicated to assisting in the preparation and prosecution of the Company's patents; personnel policies and agreements requiring disclosure by employees of all inventions and protection of confidential information; and agreements with all technical and scientific employees providing for the assignment of inventions made by such employees to the Company.

   The Company has an active program in place to maintain and build its intellectual property position. Seven U.S. patents on BDS technology have been issued to The Institute of Gas Technology ("IGT") and licensed exclusively to the Company, subject to the U.S. government's rights to certain of such patents. Additionally, one U.S. patent has been issued to the Korean Institute of Science & Technology and licensed on a nonexclusive basis to the Company. A U.S. patent claiming the use of BDS in combination with HDS for BDS technology was issued to
the Company in 1993.   The  two-stage process for deep desulfurization covered
by this patent involves the use of BDS in conjunction with conventional HDS technology, taking advantage of the significant synergies between the two technologies. The Company was issued three patents during the year ended December 31, 1994 and three patents during the year ended December 31, 1995.
The most significant of the three patents issued in 1994 is the "Recombinant DNA Encoding a Desulfurization Biocatalyst" patent, which is a fundamental recombinant DNA patent on the genetic sequences for enzymes that desulfurize petroleum. This patent is an important milestone in the development of the Company's worldwide competitive position and establishes its technical leadership in biodesulfurization. The remaining two patents issued in 1994 include "A Process for the Desulfurization and the Desalting of Fossil Fuels" and "Microemulsion

Process for Direct Biocatalytic Desulfurization of Organosulfur Molecules." The patents issued in 1995 include "Multistage Process for Deep Desulfurization of Fossil Fuels," "Method for Separating a Sulfur Compound from Carbonaceous Materials" and "Continuous Process for Biocatalytic Desulfurization of Sulfur-Bearing Heterocyclic Molecules." In 1996, an additional five U.S. patents were issued to the Company, including continuations in part on the HDS/BDS patent first issued in 1993 and the desalting patent first issued in 1994 as well as two entirely new patents related to oil/water separations technology and a novel process for the reduction of oil viscosity. These patents are expected to yield long-term improvement in the economics of biodesulfurization for the Company. Patents issued to or licensed by the Company begin to expire in the year 2010.

  The Company has filed patent applications in the U.S. and worldwide under the Patent Cooperation Treaty as well as in targeted countries not involved in the treaty such as Venezuela. In total, the Company has rights to 20 U.S. patents (including cell recombinant DNA and fundamental process patents) and 32 foreign patents. In addition, the Company has 12 applications pending in the U.S. patent office, and more than 60 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst gene. See "-- Risk Factors--Patents and Proprietary Technologies."

EMPLOYEES AND CONSULTANTS

  The Company believes that its success will be based, among other things, on achieving and retaining scientific and technological superiority and on identifying and retaining capable management in order to conduct a fully integrated program of biorefining technology development. The Company has assembled a highly qualified team of scientists as well as executives with extensive experience in the petroleum industry. The Company's product development program combines basic scientific disciplines, such as molecular biology, microbial genetics, biochemistry and biochemical engineering, with applied disciplines such as fermentation, process development, petroleum product separations and recovery, and byproduct disposition expertise.

  As of December 31, 1996, the Company employed 83 people, 26 of whom hold Ph.D. degrees and 13 of whom hold other advanced degrees. The Company's employees with doctoral degrees represent collective expertise in molecular biology, microbiology, biochemistry, chemistry and chemical and process engineering. The Company believes that its relationship with its employees is good.

GOVERNMENT REGULATION

  Certain of the Company's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, the Company generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of the Company are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of the Company's technology, the Company's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. Although current information is not definitive enough to accurately predict compliance requirements with such laws and regulations, the Company believes that compliance will not materially affect its operations.

  Under TSCA, the EPA regulates the use of chemicals for commercial purposes, and the EPA has asserted that it has jurisdiction under TSCA to regulate genetically engineered microorganisms ("GEMs"). Prior to commercialization of the Company's biocatalyst product, the Company will most likely be subject to the Premanufacture Notice Requirements under TSCA in marketing its BDS technology. Under the Premanufacture Notice Requirements, if the EPA finds that the Company's biocatalyst product poses an unreasonable risk to the environment, it may establish controls on its manufacture, distribution or disposal. Based on written communication with the EPA, the Company does not believe that compliance with TSCA will delay the commercialization of the BDS process.

  Commercialization of the Company's technology outside the U.S. will require compliance with the regulations of foreign countries. In anticipation of early commercialization in Europe, the Company has begun efforts to prepare for compliance with European Union regulations for genetically modified organisms ("GMOs"). Directive 90/219 of the European Commission provides a framework for contained use of GMOs. Each of the member countries has enacted specific regulations consistent with this directive. Based upon discussions with authorities in France, Belgium and the United Kingdom regarding their regulations under Directive 90/219, the Company does not believe that compliance with such regulations will delay commercialization of the BDS process in Europe.

RISK FACTORS

Technological Uncertainty; Risks Associated with Commercialization of BDS Technology

  Since its inception, the Company has engaged primarily in research and development related to its BDS process. The Company's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. The Company's ability to make its BDS technology commercially viable will depend in large part on its success in (i) achieving improvement of its biocatalyst, including the manipulation of the genes responsible for desulfurization activity to increase the expression and longevity of the desulfurization trait, (ii) improving the rate at which sulfur molecules transfer from petroleum to the biocatalyst, (iii) developing the fermentation process, (iv) contracting for the manufacture of, or manufacturing, sufficient biocatalyst for use in commercial BDS units, (v) developing a bioreactor for use with the BDS process capable of operating at commercial levels of throughput and desulfurization, (vi) identifying economically viable processes for commercial-scale, sulfur byproduct disposition and (vii) marketing its BDS systems effectively. The accomplishment of some or all of these objectives may take longer than anticipated or may never occur. If the accomplishment of any of these objectives takes longer than anticipated, the Company may require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that the Company will be able to successfully commercialize the BDS technology.

History of Operating Losses and Uncertainty of Future Profitability

  The Company has incurred net losses since its inception and expects its losses to increase in the foreseeable future as it increases its expenditures for the continued development and commercialization of its biorefining technology. The Company has not derived any revenues to date from the use or sale of its biorefining technology and had an accumulated deficit of $42,713,302 at December 31, 1996. The time required for the Company to become profitable is uncertain, and there can be no assurance that the Company will achieve profitability on a sustained basis, if at all.

Manufacture of Biocatalyst

  The Company currently intends to manufacture, at its own facility, only a quantity of biocatalyst sufficient for its in-house research and pilot plant needs. The Company expects that the biocatalyst to be employed in the commercial BDS process initially will be manufactured by a third party. The Company has had discussions regarding non-exclusive biocatalyst supply arrangements with several parties that it believes are capable of satisfying the Company's supply requirements. If the Company is unable to enter into agreements for the supply of commercial quantities of biocatalyst, the Company may be forced to establish its own fermentation facilities. This alternative could delay the commercialization of the BDS process and would require significant capital expenditures.

Market Acceptance

  The BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that the Company will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process. Also, the rate of purchase of the Company's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are substantially affected by fluctuations in the price of crude oil and finished products. Oil production and drilling activity are also largely dependent on the level and volatility of oil prices.

Reliance on Environmental Regulation

  Demand for the BDS units and services being developed by the Company is based, in large part, on legislation and regulations in the United States, Europe and Asia that specify stringent environmental quality standards and that impose penalties for noncompliance. The amendments to the federal Clean Air Act required the EPA to develop maximum sulfur content standards for highway diesel fuel and new standards for gasoline content. In response, EPA promulgated regulations regarding the maximum sulfur content of highway diesel fuel in 1990 and regulations for a reformulated gasoline program in 1994. Similar regulations regarding the maximum sulfur content of diesel fuel have been adopted in Western Europe and certain Asian countries. The Company also expects that European and Asian countries will adopt and enforce additional standards requiring a reduction in the sulfur content of petroleum products. Any reduction of severity in current regulations, lax enforcement of current regulations, delay in implementation and enforcement of planned regulations, or reduction of severity in planned or anticipated regulations worldwide may delay or decrease the worldwide demand for the Company's BDS process.

Patents and Proprietary Technologies

  The Company's success is heavily dependent upon its proprietary BDS and other technologies. In total, the Company has rights to 20 U.S. and 32 foreign patents. In addition, the Company has 12 patent applications pending in the U.S. patent office and more than 60 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst genes.
There can be no assurance concerning the scope, validity or value of such patents, patent applications or related intellectual property rights. Furthermore, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties, particularly where third parties may independently develop similar technologies, duplicate any of the Company's technologies or design around any proprietary technologies owned by the Company. Any such misappropriation could have a material adverse effect on the Company. Although the Company does not believe any of its proprietary technologies infringe the patent or other proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into license arrangements or result in litigation. In the event that the Company may be required to obtain licenses to patents or other proprietary rights of third parties, there can be no assurance that any required licenses would be made available to the Company on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in commercializing its BDS technology while it attempts to design around such patents or could find that the commercialization of its BDS technology could be foreclosed. In addition, to the extent that the Company seeks to protect its proprietary technologies overseas, there can be no assurance that steps taken by the Company to protect its proprietary technologies will be adequate under the laws of certain foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  The Company relies on secrecy to protect its proprietary technologies in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. The Company has entered into confidentiality agreements with its employees, licensors and certain of its collaborators and consultants. There can be no assurance that such obligations of confidentiality will be honored, that other parties will not otherwise gain access to the Company's trade secrets or that the Company can effectively protect its rights to its unpatented trade secrets. See " -- Patents and Proprietary Technology."

Dependence on Collaborators

  The Company has been dependent on collaborative relationships for development of certain key components of the BDS process, and the Company's commercialization strategy contemplates continued dependence on collaborative relationships. The Company has signed an agreement with M. W. Kellogg to provide the basic engineering designs necessary for BDS implementation at customer sites and an agreement with Petrolite relating to the development of the Company's BDS technology and the construction and operation of the Company's pilot plant. Each alliance partner is currently providing technical assistance during the development of the BDS process. The Company also has entered into an alliance with Total relating to the application of the BDS process to diesel fuel, an alliance with Koch to develop the BDS process for certain gasoline products, an alliance with Texaco to develop a process for desulfurizing high-sulfur crude oil, and an alliance with Carbide/Graphite relating to the development of the BDS process for the desulfurization of decant oil. Collaborative arrangements involve risks that the participating partners may disagree on business decisions and strategies, which may result in delays, additional costs or litigation. The inability of the Company to successfully maintain existing collaborative relationships or enter into new collaborative relationships could have a material adverse effect on the Company. See "-- Alliances."

Need for Additional Funds

  EBC's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue over the foreseeable future. The Company believes that its existing capital resources will be sufficient to fund its operations through year-end 1998. Thereafter, the Company may need to raise additional funds to continue development and commercialization of its biorefining technology. The Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to the Company. The Company's inability to raise funds when needed may require the Company to delay, scale back or eliminate some or all of its research and product development programs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Marketing Experience

  The Company has only limited experience marketing its BDS technology, and has assembled only a small sales and marketing staff. There can be no assurance that the Company will be able to successfully implement its sales and marketing plan.

Dependence on Key Personnel

  The Company is dependent on the efforts of its executive officers, scientists and other key employees, the loss of any one of whom could have a materially adverse effect on the Company's business. Shortages of qualified scientists within certain disciplines may occur and competition for the services of qualified scientists may intensify. The Company may not be successful in recruiting or retaining such personnel in the future.

Government Regulation

  Certain of the Company's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, the Company generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of the Company are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of the Company's technology, the Company's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. In addition, commercialization of the BDS technology outside the United States will require compliance with the regulations of foreign countries. Failure to comply with applicable regulations could have an adverse effect on the Company. See "-- Government Regulation."

Competition

  The Company expects to encounter competition from suppliers of existing desulfurization technology in the marketing of the Company's BDS units. These companies have well-established relationships in the refining industry and have substantially greater financial, technical and human resources than the Company. In addition, new desulfurization technologies could be developed that are
competitive with or superior to the Company's BDS technology.   See "--
Competition."

ITEM 2. PROPERTIES

FACILITIES

  The Company's corporate offices and laboratories are situated in a 28,500 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas. Pursuant to the lease, monthly payments of $30,440 are required for base rent. The lease for this facility expires in 1998 and the Company has a renewal option extending the lease to 2003. Approximately 20,500 square feet of this space is devoted to research and development. The facility includes two laboratories designed for molecular biology/microbiology/microbial physiology, a process engineering laboratory, a biochemistry laboratory, a media preparation laboratory, and an analytical laboratory which provides all the routine sulfur and hydrocarbon analyses for the operation. In March 1995 the Company completed construction of a fermentation laboratory, microbiology laboratory and accelerated development program laboratories.

  See "Item 1. Business - Patents and Proprietary Technology" for a description of the Company's patents.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material pending legal proceedings required to be reported in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1996.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock (symbol: ENBC) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarterly period in the two years ended December 31, 1996 as reported on the Nasdaq National Market:


YEAR ENDED DECEMBER 31, 1996                  High    Low
----------------------------                 ------   -----

First Quarter..............................  $ 8.75   $5.25
Second Quarter.............................    9.50    5.50
Third Quarter..............................    8.63    4.38
Fourth Quarter.............................    7.50    4.88
YEAR ENDED DECEMBER 31, 1995                  High    Low
----------------------------                 ------   -----
First Quarter..............................  $ 6.25   $4.75
Second Quarter.............................    8.00    3.75
Third Quarter..............................   10.00    4.00
Fourth Quarter.............................    9.75    7.00


  As of March 14, 1997, 11,605,377 shares of common stock were outstanding and the Company had approximately 105 shareholders of record.

DIVIDENDS

  The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1996 and with respect to the Company's balance sheets as of December 31, 1992, 1993, 1994, 1995 and 1996 are derived from the Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report.


                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                         1992           1993         1994             1995            1996
                                                       ---------     ----------    ----------      -----------     -----------
STATEMENTS OF OPERATIONS DATA:                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       -----------------------------------------------------------------------
Revenues:
  Sponsored research revenues......................    $      867    $    1,134    $    1,148      $     1,567     $     1,778
  Interest and investment income...................           329           510           573            1,401             807
                                                       ----------    ----------    ----------      -----------     -----------
          Total revenues...........................         1,196         1,644         1,721            2,968           2,585
Costs and Expenses:
  Research and development.........................         4,839 (1)     4,894         5,723            7,338           9,210
  General and administrative.......................         3,162 (2)     2,037         2,978            2,877           2,608
                                                       ----------    ----------    ----------      -----------     -----------
          Total costs and expenses.................    $    8,001    $    6,931    $    8,701      $    10,215     $    11,818
                                                       ----------    ----------    ----------      -----------     -----------
Net loss...........................................    $   (6,805)   $   (5,287)   $   (6,980)     $    (7,247)    $    (9,233)
                                                       ==========    ==========    ==========      ===========     ===========
Net loss per common share..........................    $    (0.96)   $    (0.57)   $    (0.75)(3)  $     (0.95)(3) $     (1.04)(3)
                                                       ==========    ==========    ==========      ===========     ===========
Shares used in computing net loss..................     7,058,547     9,195,517     9,967,645       10,227,595      11,248,029
  per common share.................................    ==========    ==========    ==========      ===========     ===========



----------------
(1) Includes a non-cash charge of $432,655 for compensation expense related to executive stock options issued prior to the Company's initial public offering.
(2) Includes a non-cash charge of $2,250,135 for compensation expense related to executive stock options issued prior to the Company's initial public offering.
(3) Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the preferred stock issued in October 1994, by the weighted average number of shares of common stock outstanding during the period.



                                                                                DECEMBER 31,
                                                       --------------------------------------------------------------
                                                           1992         1993          1994         1995       1996
                                                       -------------  ---------  --------------  ---------  ---------
                                                                                 (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.................................  $ 3,496   $  6,135        $ 28,284   $  6,172   $  3,106
Working capital...........................................    1,817     11,650          26,269     15,084      8,770
Total assets..............................................    4,962     16,055          32,175     23,809     13,711
Long-term capital lease obligations.......................       44         32              21         11         --
Accumulated deficit.......................................   (9,148)   (14,501)        (21,907)   (31,321)   (42,713)
Total stockholders' equity................................      106     12,891          28,444     21,577     12,715


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Since its inception in December 1989, the Company has devoted substantially all of its resources to research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs.

The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1996, the Company's accumulated deficit was $42,713,302.

Results of Operations

  The Company had total revenues for the years ended December 31, 1994, 1995 and 1996 of $1,721,309, $2,967,954 and $2,585,419, respectively. Sponsored research revenues increased by $14,000, $419,329 and $211,354 in 1994, 1995 and 1996,
respectively, primarily as a result of the Company's grant from the National Institute of Standards and Technology in 1995 and 1996 and the Carbide/Graphite agreement in 1996. Payments under the Petrolite agreement were initiated on April 1, 1992 and totaled $5,400,000 through March 1994. Payments received from Petrolite were $675,000 in 1994; no payments were received from Petrolite in 1995 or 1996. In each of the years ended December 31, 1994, 1995 and 1996, $1,134,000 was recognized as revenue under the Petrolite agreement; as of December 31, 1994, 1995 and 1996, the Company had balances of $2,461,500, $1,147,500 and $13,500 respectively, of deferred revenues under the Petrolite agreement. The amount recognized is based on the total payments received in relation to the total research and development costs to be incurred under the terms of the agreement. Interest and investment income increased by $63,231 and $827,316 in 1994 and 1995, respectively, as a result of the increase in cash and cash equivalents and related investments in marketable securities. In 1996, interest and investment income decreased by $593,889 as a result of the decrease in cash and cash equivalents and related investments in marketable securities.

  The Company had research and development expenses for the years ended December 31, 1994, 1995 and 1996 of $5,723,131, $7,338,319 and $9,210,227, respectively.
The $1,615,188 increase from 1994 to 1995 resulted from the addition of 16 personnel in the research and development department and the completion of 4,500 square feet of additional laboratory space at the end of the first quarter of 1995. The increase of $1,871,908 from 1995 to 1996 resulted from the addition of nine personnel in the research and development department, additional office space acquired during the first quarter of 1996 for research personnel and a $1,000,000 option payment to Petrolite. The Company expects its research and development expenses to decrease during 1997, reflecting the nonrecurring payment to Petrolite in 1996 of $1,000,000, offset in part by a slight increase in expenditures related to hiring additional personnel. The Company's research and development expenses will increase substantially, however, if the Company makes the $9,000,000 payment to exercise the Petrolite option in 1997, the entire amount of which will be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option until it has raised additional funds or received additional capital.

  The Company had general and administrative expenses for the years ended December 31, 1994, 1995 and 1996 of $2,977,679, $2,877,351 and $2,607,972,
respectively. The $100,328 decrease from 1994 to 1995 resulted primarily from the reassignment of a vice president to responsibilities within the research and development department offset in part by increased expenditures for consulting related to the stock rights plan instituted in 1995. The $269,379 decrease from 1995 to 1996 resulted primarily from decreased consulting fees, legal fees and insurance. The Company expects its general and administrative expenses to increase slightly in 1997 in support of its research facilities and personnel, and corporate development activities.

Liquidity and Capital Resources

  In February 1997, the Company completed a convertible preferred stock offering resulting in net cash proceeds of approximately $10.2 million in exchange for the sale of 224,100 shares of Series B Convertible Preferred Stock. In October 1994, the Company completed a convertible preferred stock offering resulting in net cash proceeds of approximately $22.2 million in exchange for the sale of 480,000 shares of Series A Convertible Preferred Stock. The Company completed its initial public offering in the first quarter of 1993, resulting in net cash proceeds of approximately $14.9 million.

  For the year ended December 31, 1996, the Company used $4,787,699 of funds in operating activities, and incurred $936,877 of capital expenditures. At December 31, 1996, the Company had cash, cash equivalents, and short term investments totaling $8,997,588 and working capital of $8,770,324.

  The Company expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has commitments through 1997 requiring the Company to spend approximately $95,000 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaborative agreements, as discussed below. The Company also expects its general and administrative expenses to increase as it adds marketing, sales and other personnel and prepares for the commercialization of the Company's proprietary BDS technology.

  To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company entered into an agreement with Carbide/Graphite in December 1995 to collaborate on the development of the Company's BDS technology for the removal of sulfur from decant oil. Under the terms of the agreement, the Company will be primarily responsible for customizing and commercializing a biocatalyst and desulfurization system specifically for decant oil. Carbide/Graphite will be primarily responsible for providing the development and commercialization funding for this particular BDS process.

  The Company signed an agreement with M.W. Kellogg in August 1994, to collaborate on the development and commercialization of the Company's proprietary biocatalytic desulfurization technology for reducing sulfur levels in petroleum streams. Under the terms of the collaboration, M.W. Kellogg will serve as an engineering partner to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial BDS units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided 500 engineering work hours of service at no cost to the Company. M.W. Kellogg has agreed to provide an additional 1,500 work hours of service at M.W. Kellogg offices at reduced rates, of which 500 had been utilized by the Company at December 31, 1996.

  In July 1994, the Company entered into an Agreement with Total to collaborate on the application of the Company's biodesulfurization process to diesel fuel streams. Following the evaluation of results from Energy BioSystems' domestic pilot operation, it is anticipated that Total will build and operate at Total's expense a pilot BDS unit at Total's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, Total plans to build the first commercial BDS unit at one of its refineries.

  In December 1993, the Company entered into a research collaboration agreement with Koch, to facilitate the development of BDS technology in refinery petroleum streams. Under the terms of the alliance, the Company will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Koch will be primarily responsible for selecting and improving the target refinery stream as well as testing desulfurized product quality. Koch will also provide engineering support as needed in the development of a BDS unit for Koch's operation. The Company and Koch will each bear their own costs and expenses incurred in connection with the collaboration. The Company expects that the development alliance with Koch will facilitate commercialization of the Company's BDS technology.

  In October 1993, the Company amended its existing Collaboration Agreement with Petrolite. The Collaboration Agreement, as amended (the "Agreement"), provides for an expanded territory covered by the Agreement and permits the use of third party engineering and construction companies to assist with certain matters.
The Agreement expands the territory of Petrolite's participation from North America, Venezuela and Mexico to the entire world. In return for the expansion of the territory covered by the Agreement, the Company's primary participation rate was increased from 70% of gross profits from biodesulfurization unit sales and fees to 78% of worldwide gross profits from such sales and fees. Additionally, the Agreement allows the Company, after obtaining the advice and input of Petrolite, to enter into an alliance with one or more world-class third party engineering and construction firms to provide certain equipment and services in connection with the design and construction of biodesulfurization units.

  In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations, (ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the close of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998.

  In July 1993, the Company entered into a research collaboration agreement with Texaco to facilitate the development of the Company's BDS technology in crude oil. Under the terms of the alliance, the Company will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be primarily responsible for field operations and analytical chemistry work with respect to the application of the Company's BDS technology to crude oil. The Company and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. The Company expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology.

  The Company entered into a license agreement with Stanford University in November 1993 for the use of its patented recombinant DNA technology which may be employed in the development of the Company's biocatalytic desulfurization process. The license requires a minimum annual advance on earned royalties of $10,000.

  The Company believes that its available cash, investments and interest income will be adequate to satisfy its funding needs through year-end 1998. The Company's future funding requirements will depend on many factors, including the progress of the Company's research and development, timing of environmental regulations, the rate of technological advances, determinations as to the commercial potential of the Company's technology under development, the status of competitive technology, the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements and the establishment of other collaborative relationships. The Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements.

ITEM 8. FINANCIAL STATEMENTS.

  The financial statements required by this Item are incorporated under Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents Filed as a Part of this Report


1.   FINANCIAL STATEMENTS:

                                                                 PAGE
                                                                 ----
Report of Independent Public Accountants......................   F-1
Balance Sheets as of December 31, 1995 and 1996...............   F-2
Statements of Operations for the Years Ended
 December 31, 1994, 1995 and 1996.............................   F-3
Statements of Stockholders' Equity for the Period
 from December 31, 1993 to December 31, 1996..................   F-4
Statements of Cash Flows for the Years Ended
 December 31, 1994, 1995 and 1996.............................   F-5
Notes to Financial Statements.................................   F-6



  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.   EXHIBITS:

  Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission and the Nasdaq Stock Market. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.


EXHIBIT NO.                DESCRIPTION
-----------                -----------

3.1(a) Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 2 filed with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

3.1(b) Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

3.1(c) Certificate of Designation of Series One Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*3.1(d) Certificate of the Powers, Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

 3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3 filed with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

 4.1 Form of Stock Purchase Agreement, dated as of October 27, 1994, by and between the Company and the Purchasers of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

 *4.2 Form of Stock Purchase Agreement, dated as of February 21, 1997, by and between the Company and the Purchasers of the Series B Convertible Preferred Stock.

 *4.3 Form of Stock Exchange Agreement, dated as of February 21, 1997, by and between the Company and the Exchanging Holders of Series A Convertible Preferred Stock.

  4.4 Stockholder Rights Agreement, dated as of March 8, 1995, between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 8, 1995).

 10.1 License and Technology Assistance Agreement, dated January 15, 1991, between the Company and Institute of Gas Technology ("IGT") (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.2 First Amendment to License and Technology Assistance Agreement, dated June 25, 1992, between the Company and IGT (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.3 Agreement, dated August 27, 1992, among the Company, IGT, the University of North Dakota ("UND") and Dr. Kevin Young (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.4        Agreement, dated September 30, 1992, among the Company, UND and Dr.
             Kevin Young (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1
             (No. 33-56718)).

 10.5 Collaboration Agreement, dated March 5, 1992, between the Company and Petrolite Corporation (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.6 Lease Agreement, dated January 24, 1994, between The Woodlands Corporation and the Company (incorporated by reference to Exhibit
             10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.7 Registration Agreement, dated January 30, 1992, among the Company, The Travelers Indemnity Company and Gryphon Ventures II, Limited Partnership (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1
             (No. 33-56718)).

 10.8 Registration Agreement, dated April 29, 1991, between the Company and Gryphon Ventures II, Limited Partnership (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.9** Energy BioSystems Corporation 1992 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

*10.10** Employment Agreement, dated January 31, 1996, between the Company and Daniel J. Monticello.

 10.11** Consultant Agreement between the Company and John T. Preston (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.12** Employment Agreement, dated August 21, 1991, between the Company and John H. Webb (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

 10.13** Amendment No. 1 to Employment Agreement, dated as of January 15, 1996, between the Company and John H. Webb (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

 10.14** Employment Agreement, dated July 18, 1995, between the Company and Paul G. Brown, III (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-96096)).

 10.15** Employment Agreement, dated July 18, 1995, between the Company and Mark W. John (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1
             (No. 33-96096)).

 10.16** Employment Agreement, dated July 18, 1995, between the Company and Robert E. Levy (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1
             (No. 33-96096)).

 10.17** Amended and Restated Consultant Agreement between the Company and William M. Haney, III (incorporated by reference to the Exhibit
             10.14 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.18** Simplified Employee Pension Plan Retirement Plan Adoption Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.19** Energy BioSystems Corporation Non-Employee Director Option Plan (incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-96096)).

 10.20 First Amendment to Collaboration Agreement, dated July 1, 1992, between the Company and Petrolite Corporation (incorporated by reference to the Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.21 Research Agreement, dated November 8, 1993, between the Company and The University of Notre Dame (incorporated by reference to Exhibit
             10.19 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.22 Research Collaboration Agreement, dated July 8, 1993, between the Company and Texaco, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

 10.23 Extension and Assignment of Research Collaboration Agreement, dated June 23, 1995, between the Company and Texaco Inc. (incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement on Form S-1 (No. 3-96096)).

 10.24 Second Amendment to Collaboration Agreement, dated October 18, 1993, between the Company and Petrolite Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

 10.25 Lease Agreement, dated May 24, 1993, between the Company and The Woodlands Corporation (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

 10.26 Second Amendment to License and Technology Assistance Agreement, dated September 23, 1993, between the Company and IGT (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

 10.27 Letter Agreement dated February 10, 1994, between The M. W. Kellogg Company and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.28 Letter Agreement for Accelerated Development Program dated December 8, 1993, between the Company and Koch Refining Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.29 License Agreement dated November 1, 1993, between the Company and Stanford University (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.30 Collaboration Agreement dated July 7, 1994, between the Company and Total Raffinage Distribution S.A. (incorporated by reference to
             Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1994).

 10.31 Research Agreement, dated July 1, 1994, between the Company and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.32 Research Agreement, dated November 8, 1994, between the Company and The University of Notre Dame (incorporated by reference to Exhibit
             10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.33 Research, Option and License Agreement, dated December 15, 1994, between the Company and the University of Houston (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.34 Cooperative Agreement between the Company and the National Institute of Standards and Technology (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.35 Extension and Assignment of Research Collaboration Agreement, dated July 3, 1996, between the Company and Texaco Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

*10.36 Third Amendment and Addendum to Collaboration Agreement, dated August 24, 1995, between the Company and Petrolite Corporation.

*10.37 Fourth Amendment and Addendum to Collaboration Agreement, dated October 25, 1996, between the Company and Petrolite Corporation, as modified by Letter Agreement dated December 30, 1996.

*11.1        Computation of earnings per share.

*23.1        Consent of Arthur Andersen LLP.



----------------
*    Filed herewith
**   Management contract or compensatory plan.

     (b) Reports on Form 8-K

     The Company filed one report on Form 8-K during the last quarter of the year ended December 31, 1996. Such report on Form 10-K, dated November 20, 1996, enclosed a copy of a press release announcing the commencement of a private offering of Series B Convertible Preferred Stock, and was filed pursuant to Rule 135c under the Securities Act of 1933, as amended.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              Energy BioSystems Corporation


                              By:  /s/ John H. Webb
                                 ---------------------------------------
                                   John H. Webb
                                   Chairman of the Board,
                                   President and Chief Executive Officer

DATED the 20th day of March, 1997.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:


            NAME                             TITLE                          DATE
            ----                             -----                          ----
/s/ JOHN H. WEBB                  Chairman of the Board, President      March 20, 1997
-----------------------------     and Chief Executive Officer
    John H. Webb                  (Principal executive officer)

/s/ PAUL G. BROWN, III            Vice President--Finance and           March 20, 1997
-----------------------------     Administration (Principal
    Paul G. Brown, III            financial and accounting
                                  officer)

/s/ DANIEL J. MONTICELLO, PH.D.   Vice President--Science and           March 20, 1997
------------------------------    Technology, and Director
    Daniel J. Monticello, Ph.D.


/s/ BERNARD LEE, PH.D.            Director                              March 20, 1997
-----------------------------
    Bernard Lee, Ph.D.

/s/  RAMON LOPEZ                  Director                              March 20, 1997
-----------------------------
     Ramon Lopez

/s/ EDWARD B. LURIER              Director                              March 20, 1997
-----------------------------
    Edward B. Lurier

/s/ THOMAS E. MESSMORE            Director                              March 20, 1997
-----------------------------
    Thomas E. Messmore

/s/ WILLIAM E. NASSER             Director                              March 20, 1997
-----------------------------
    William E. Nasser

/s/ JOHN S. PATTON                Director                              March 20, 1997
-----------------------------
    John S. Patton

/s/  JOHN T. PRESTON              Director                              March 20, 1997
-----------------------------
     John T. Preston

/s/ WILLIAM D. YOUNG              Director                              March 20, 1997
-----------------------------
    William D. Young

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Energy BioSystems Corporation:

  We have audited the accompanying balance sheets of Energy BioSystems Corporation (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy BioSystems Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP



The Woodlands, Texas
March 7, 1997

                         ENERGY BIOSYSTEMS CORPORATION

                                BALANCE SHEETS

                                                   December 31,
                                          ----------------------------
                                              1995           1996
                                          -------------  -------------

                   ASSETS

Current assets:
  Cash and cash equivalents.............  $  6,172,400   $  3,106,004
  Short term investments................    10,431,444      5,891,584
  Prepaid expenses and other current....       687,530        767,893
   assets...............................  ------------   ------------
          Total current assets..........  $ 17,291,374   $  9,765,481
                                          ------------   ------------

Long term investments...................     2,492,874             --
Note receivable.........................        45,633          6,683
Furniture, equipment and leasehold
 improvements, net......................     3,322,609      3,136,635
Intangible and other assets, net........       656,961        801,832
                                          ------------   ------------
          Total assets..................  $ 23,809,451   $ 13,710,631
                                          ============   ============

          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities..........................  $    591,534   $    537,583
  Current portion of deferred revenue...     1,314,000        193,500
  Current portion of obligations under
   capital lease........................       7,256           11,632
  Note payable..........................       294,713        252,443
                                          ------------   ------------
          Total current liabilities.....  $  2,207,503   $    995,158
                                          ------------   ------------

Long term liabilities:
  Capital lease obligations.............        11,632             --
  Deferred revenue......................        13,500             --
                                          ------------   ------------
          Total long term liabilities...  $     25,132             --
                                          ------------   ------------

Stockholders' equity:
Series A convertible preferred stock....    22,968,152     23,295,585
  $0.01 par value (liquidation value
   $24,000,000,
  508,800 shares authorized, 480,000
   shares
  issued and outstanding)
Common stock, $0.01 par value
 (30,000,000 shares authorized, 10,584,269
  and 11,497,135 shares issued and outstanding,
  respectively).........................       105,843        114,972
Additional paid-in capital..............    29,823,343     32,018,218
Accumulated deficit.....................   (31,320,522)   (42,713,302)
                                          ------------   ------------
          Total stockholders' equity....  $ 21,576,816   $ 12,715,473
                                          ------------   ------------
          Total liabilities and.........  $ 23,809,451   $ 13,710,631
           stockholders' equity.........  ============   ============


   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                              ---------------------------------------------
                                                   1994            1995           1996
                                              ---------------  -------------  -------------
                REVENUES:
  Sponsored research revenues.................    $ 1,148,000    $ 1,567,329    $ 1,778,683
  Interest and investment income..............        573,309      1,400,625        806,736
                                                  -----------    -----------    -----------
          Total revenues......................      1,721,309      2,967,954      2,585,419
                                                  -----------    -----------    -----------
COSTS AND EXPENSES:
  Research and development....................      5,723,131      7,338,319      9,210,227
  General and administrative..................      2,977,679      2,877,351      2,607,972
                                                  -----------    -----------    -----------
          Total costs and expenses............      8,700,810     10,215,670     11,818,199
                                                  -----------    -----------    -----------
NET LOSS......................................    $(6,979,501)   $(7,247,716)   $(9,232,780)
                                                  ===========    ===========    ===========
NET LOSS PER COMMON SHARE.....................         $(0.75)        $(0.95)        $(1.04)
                                                  ===========    ===========    ===========
SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE...........................       9,967,645     10,227,595     11,248,029
                                                  ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996


                                 Preferred Stock             Common Stock           Additional
                                 ---------------             ------------             Paid-in        Accumulated
                              Shares           Amount       Shares       Amount       Capital           Deficit         Total
                             --------         --------     ---------    --------    -----------      ------------      -------
BALANCE AT DECEMBER 31, 1993         --  $          --     9,864,629    $ 98,646     $27,293,378      $(14,501,305)    $12,890,719
Exercise of stock options
 in 1994 ($0.3036 to $4.80
 per share)...................       --             --       123,780       1,238         310,177                --         311,415
Issuance of Series A
 Convertible
 Preferred Stock for cash at
 October 27, 1994 ($50.00
 per share), net of
 $1,778,403 offering costs....  480,000     22,221,597            --          --              --                --      22,221,597
Accretion and dividends on
 Series A Preferred Stock.....       --        473,334            --          --         (47,334)         (426,000)             --
Net loss......................                                                                          (6,979,501)     (6,979,501)
                               --------    -----------    ----------    --------     -----------      ------------     -----------
BALANCE AT DECEMBER 31, 1994    480,000     22,694,931     9,988,409      99,884      27,556,221       (21,906,806)     28,444,230
Exercise of stock options in
 1995 ($0.3036 to $7.25 per
 share).......................       --             --       261,949       2,620         329,392                --         332,012
Issuance of stock for services
 ($6.25 per share)............       --             --        10,000         100          62,400                --          62,500
Additional offering costs for
 Series A Preferred Stock.....       --        (14,132)           --          --              --                --         (14,132)
Dividends on Series A
 Preferred Stock paid in
 Common Stock.................       --     (2,178,000)      323,910       3,239       2,174,683                --             (78)
Accretion and dividends on
 Series A Preferred Stock.....               2,465,353            --          --        (299,353)       (2,166,000)             --
Net loss......................       --             --            --          --              --        (7,247,716)     (7,247,716)
                               --------    -----------    ----------    --------     -----------      ------------     -----------
BALANCE AT DECEMBER 31, 1995    480,000     22,968,152    10,584,268     105,843      29,823,343       (31,320,522)     21,576,816
Exercise of stock options
 in 1996 ($0.3036 to $5.50
 per share)...................       --             --       589,200       5,892         365,620                --         371,512
Dividends on Series A
 Preferred Stock paid in
 Common Stock.................       --     (2,160,000)      323,667       3,237       2,156,688                --             (75)
Accretion and dividends on
 Series A Preferred Stock.....       --      2,487,433            --          --        (327,433)       (2,160,000)             --
Net loss......................       --             --            --          --              --        (9,232,780)     (9,232,780)
                               --------    -----------    ----------    --------     -----------      ------------     -----------
BALANCE AT DECEMBER 31, 1996    480,000    $23,295,585    11,497,135    $114,972     $32,018,218      $(42,713,302)    $12,715,473
                               ========    ===========    ==========    ========     ===========      ============     ===========




   The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                  ---------------------------------------------------------------
                                                           1994                  1995                 1996
                                                  ----------------------  -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(6,979,501)        $ (7,247,716)        $(9,232,780)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization............              676,873              998,384           1,160,179
    Compensation expense related to stock
      options and stock issued for services
      rendered...............................               48,000               62,500                  --
    Loss on sale of leasehold improvements...                   --                   --                  --
 Changes in assets and liabilities:
    Decrease (increase) in trading
      securities.............................            6,754,863           (4,419,020)          4,444,020
    Decrease in prepaid expenses and
      other current assets...................              301,153              143,061             172,079
    Decrease in notes receivable.............               32,896               37,054              38,950
    Increase in intangible and other assets..             (148,690)            (211,804)           (182,196)
    Decrease in accounts payable and
      accrued liabilities....................              295,127             (377,958)            (53,951)
    Decrease in deferred revenue.............             (279,000)          (1,134,000)         (1,134,000)
                                                       -----------         ------------         -----------
 Net cash (used in) provided by operating
   activities................................              701,721          (12,149,499)         (4,787,699)
                                                       -----------         ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures........................           (1,025,980)          (1,505,045)           (936,877)
 Net purchase of investments held to
   maturity..................................                   --           (8,480,298)          2,588,713
                                                       -----------         ------------         -----------
   Net cash (used in) investing activities              (1,025,980)          (9,985,343)          1,651,836
                                                       -----------         ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable...................                   --             (281,374)           (294,713)
 Payments on capital lease obligations.......              (12,007)             (12,995)             (7,256)
 Proceeds from Series A Preferred Stock, net.           22,221,597              (14,132)                 --
 Proceeds from Common Stock, net.............              263,415              331,934             371,436
                                                       -----------         ------------         -----------
  Net cash provided by financing
    activities...............................           22,473,005               23,433              69,467
                                                       -----------         ------------         -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS............................           22,148,746          (22,111,409)         (3,066,396)
                                                       -----------         ------------         -----------

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR.....................................            6,135,063           28,283,809           6,172,400
                                                       -----------         ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....          $28,283,809         $  6,172,400         $ 3,106,004
                                                       ===========         ============         ===========

SUPPLEMENTAL INFORMATION OF CASH FLOWS:
Cash paid for interest.......................          $     4,078         $      4,010         $     2,046
                                                       ===========         ============         ===========

SUPPLEMENTAL INFORMATION OF NONCASH FINANCING ACTIVITIES:
The Company had an outstanding note payable of $281,374, $294,713 and $252,442 for prepaid insurance for the years ended December 31, 1994, 1995 and 1996, respectively.

   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.   DESCRIPTION OF THE COMPANY

     Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. The Company was formed to develop and commercialize innovative biotechnology-based processes for the refining of fossil fuels. The Company's focus to date has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum. The Company's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. If the Company successfully field tests its BDS technology, the commercialization of the Company's BDS technology will require significant additional time and expenditures. The commercialization of the technology will depend on the Company's success in achieving improvement of its biocatalyst and success in developing fermentation processes, as well as the Company's ability to manufacture or contract for the manufacture of sufficient biocatalyst for use in commercial BDS units; to apply process engineering to design bioreactor systems capable of accomplishing the BDS process on a commercial scale; and to market its BDS systems effectively. The accomplishment of some or all of these objectives may be delayed or may never occur. The Company may require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that the Company will be able to successfully commercialize BDS technology. The Company believes that its available cash and cash equivalents, investments and interest income will be adequate to satisfy its funding needs through year-end 1998. See "Liquidity and Capital Resources" and "Risk Factors" included elsewhere herein.

     The Company has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues (see Note 7) and there is no assurance of future revenues. Prior to the receipt of the sponsored research revenues, the Company was in the development stage.

2.   ACCOUNTING POLICIES

     Cash, Cash Equivalents and Short Term Investments

     Debt and equity securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Cash and cash equivalents include corporate debt securities with an original maturity less than 90 days and are classified as held to maturity. These securities have an amortized cost and fair market value of $245,000. Included in short-term investments are U.S. government obligations and discount commercial paper of $5,891,584 that are classified as held to maturity and reported at amortized cost at December 31, 1996.

     At December 31, 1995 and 1996, the Company had cash and cash equivalents of approximately $257,284 and $49,684, respectively, in excess of the federally insured amounts.

                         ENERGY BIOSYSTEMS CORPORATION

     Furniture, Equipment and Leasehold Improvements

     Furniture and equipment consists of office furniture and equipment, computers and laboratory equipment and is carried at cost. Depreciation is calculated on the straight-line method using a five-year estimated useful life. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the assets, whichever is shorter.

     Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expressed as incurred. Expenditures which improve or extend the life of assets are capitalized.

     Intangible and Other Assets

     Intangible and other assets mainly consist of patent costs, which are primarily legal fees. These costs are being amortized over 17 years. Accumulated amortization at December 31, 1995 and 1996 amounted to $198,553 and $235,878, respectively.

     Research and Development

     Sponsored research revenue is recognized based on the percentage of total research payments to be received in relation to the total research and development costs to be incurred under the specific research agreements. All research and development costs, both generated internally and from research and development contracts, are expensed as incurred. The Company allocates certain indirect costs to research and development expenses which consist primarily of overhead related to the administration of research and development activities.

     Net Loss Per Common Share

     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock issued in October 1994, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable years, all Common Stock equivalents were antidilutive and, accordingly, were not included in the computation.

     Pending Accounting Change

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share." Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. The Statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997 and has not currently quantified the effect of applying the new standard.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                         ENERGY BIOSYSTEMS CORPORATION

     Presentation

     Certain reclassifications have been made to prior year balances to conform to current year presentation.

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment and leasehold improvements is as follows:

                                                  December 31,
                                          ---------------------------
                                              1995           1996
                                          -------------  ------------

Office furniture and equipment             $   330,312   $   395,332
Laboratory equipment                         2,454,320     3,176,179
Computer equipment                             683,218       805,850
Leasehold improvements                       1,667,120     1,694,489
Equipment under capital lease                   55,203        55,203
Automobiles                                     23,670        23,670
                                           -----------   -----------
                                           $ 5,213,843   $ 6,150,723
Less--Accumulated depreciation              (1,891,234)   (3,014,088)
                                           -----------   -----------

Furniture, equipment and leasehold
 improvements, net                         $ 3,322,609   $ 3,136,635
                                           ===========   ===========

4.   STOCKHOLDERS' EQUITY

     Series A Convertible Preferred Stock

     On March 19, 1993, the Company filed an Amended and Restated Certificate of Incorporation pursuant to which, among other things, the authorized shares of Preferred Stock were increased from 2,400,000 to 5,000,000.

     In October 1994, the Company offered and sold 480,000 shares of Series A Convertible Preferred Stock at $50.00 per share. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Series A Convertible Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Series A Convertible Preferred Stock at an exercise price of $50.00 per share of Series A Convertible Preferred Stock, in addition to customary commissions.

     Dividends on the Series A Convertible Preferred Stock are cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to $4.00 per share if paid in cash and $4.50 per share if paid in Common Stock. The shares of Series A Convertible Preferred Stock are convertible into Common Stock at the option of the holder at a conversion price equal to $8.25 per share subject to adjustment in certain circumstances. The Series A Convertible Preferred Stock, if not earlier redeemed, must be redeemed on November 7, 1999 at the redemption price. The redemption price, which is equal to $50.00 per share plus accrued and unpaid dividends, may be paid in shares of Common Stock or cash or in a combination of Common Stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Series A Convertible Preferred Stock for Common Stock. Accordingly, the Series A Convertible Preferred Stock is included in stockholders' equity.

     The carrying amount of the Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on November 7, 1999.

                         ENERGY BIOSYSTEMS CORPORATION

     Common Stock

     On March 19, 1993, the Company filed an Amended and Restated Certificate of Incorporation pursuant to which, among other things, the authorized shares of Common Stock were increased from 20,000,000 to 30,000,000.

     In March 1995, the Company adopted a Stockholder Rights Plan (the "Rights Plan") in which Preferred Stock Purchase Rights (the "Rights") were distributed for each share of Common Stock held as of the close of business on March 27, 1995 and are distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the date Rights are redeemed or (iii) March 8, 2005. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on March 8, 2005.

     Each Right entitles stockholders to buy one-hundredth of a share of a new series of Junior Preferred Stock of the Company at an exercise price of $50.00 per one-hundredth of a share. The Rights are exercisable only if a person acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock. The Rights Plan grandfathers certain stockholders who beneficially owned more than 20% of the outstanding shares of the Company's Common Stock on the effective date of the Rights Plan from triggering the exercisability of the Rights.

5.   STOCK OPTIONS

     The 1992 Stock Compensation Plan (the "1992 Plan") is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants. Under the 1992 Plan, 2,031,030 shares of Common Stock are reserved for issuance upon the exercise of stock options. Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 175,000 shares of Common Stock are reserved for issuance upon the exercise of stock options.

     At December 31, 1996, employees had been granted options to purchase 1,637,638 shares of Common Stock pursuant to the 1992 Plan. Additionally, as of December 31, 1996 consultants and directors had been granted options to purchase 386,155 shares of Common Stock that were not issued under the 1992 Plan. Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones or nine years and ten months from the date of grant. The options expire ten years from the date of grant. At December 31, 1996, 1,113,184 shares of Common Stock were exercisable at per share exercise prices ranging from $.296 to $13.00.

     The Company accounts for its stock options under APB Opinion No. 25 under which no compensation cost has been recognized. The Company records deferred compensation for the difference between the exercise price and the fair market value on the measurement date. During 1994, 1995 and 1996, the Company issued all options at fair market value. Had compensation cost for these options been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                        1995           1996
                                        ----           ----
Net Loss:              As Reported   $(7,247,716)   $(9,232,780)
                                     -----------    -----------
                       Pro Forma     $(7,439,375)   $(9,627,267)
                                     -----------    -----------

Net Loss Per Share:    As Reported   $     (0.95)   $     (1.04)
                                     -----------    -----------
                       Pro Forma     $     (0.97)   $     (1.08)
                                     -----------    -----------


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of

                         ENERGY BIOSYSTEMS CORPORATION
the status of the Company's stock options at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                            1992 Plan                   Options not issued under Plan
                                    ---------------------------  ---------------------------------------------
                                      Number     Weighted Avg.               Number              Weighted Avg.
                                    of Options   Exercise Price            of Options            Exercise Price
                                    -----------  --------------  ------------------------------  --------------
December 31, 1993                    1,194,963           $ 3.28                        994,920           $ 0.83
  Granted                              210,840             8.34                         60,000            10.00
  Exercised                            (94,580)            2.67                        (29,200)            1.56
  Forfeited                            (42,159)            4.93                             --               --
                                     ---------           ------                      ---------
Balance at December 31, 1994         1,269,064             4.04                      1,025,720             1.34
  Granted                              270,880             5.03                             --               --
  Exercised                           (126,949)            1.86                       (145,000)            0.64
  Forfeited                            (19,550)           10.08                             --               --
                                     ---------           ------                      ---------           ------
Balance at December 31, 1995         1,393,445             4.35                        880,720             1.46
  Granted                              286,170             6.46                             --               --
  Exercised                            (26,645)            1.83                       (562,565)            0.57
  Forfeited                            (15,332)            8.49                             --               --
                                     ---------           ------
Balance at December 31, 1996         1,637,638           $ 4.74                        318,155           $ 3.02
                                     =========           ======                      =========           ======

Exercisable at December 31, 1994       685,056           $ 2.55                        959,020           $ 0.86
Exercisable at December 31, 1995       652,466           $ 3.21                        838,220           $ 1.08
Exercisable at December 31, 1996       727,029           $ 3.77                        318,155           $ 3.02

   The weighted average fair value of the options issued under the 1992 Plan for the years ended December 31, 1995 and 1996 was $3.98 and $4.92, respectively.

   During the years ended December 31, 1994, 1995 and 1996, the Company granted 20,000, 24,000 and 24,000 options, respectively, under the Non-Employee Director Option Plan. These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $8.00, $4.00 and $7.88, respectively. As of December 31, 1994, 1995 and 1996, the Company had 20,000, 44,000 and 68,000 options exercisable, respectively, under this plan with weighted average exercise price of $8.00, $5.82 and $6.54 respectively. The weighted average fair market value of the options issued under this plan during the years ended December 31, 1995 and 1996 was $3.04 and $5.31, respectively.

   The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.6 and 6.5 percent for the 1992 Plan options and 6.6 and 6.9 percent for the Non-Employee Director Plan options; expected dividend yields of zero for both the 1992 Plan and the Non-Employee Director Plan; expected lives of nine years and ten months for all options; and expected volatility of 60.5 and 65.4 percent for the 1992 Plan and 58.3 and 65.1 percent for the Non-Employee Director Plan.

6. FEDERAL INCOME TAXES

   The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had accumulated net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $34,750,000 and $980,000, respectively. These carryforwards begin to expire in 2005. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit the Company's ability to utilize these carryforwards. In April 1991 and October 1994, the Company underwent a "more than 50 percent change in ownership" as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which NOL and tax credit

                         ENERGY BIOSYSTEMS CORPORATION
carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

   Significant components of the Company's net deferred tax asset at December 31, 1995 and 1996 are as follows:


                                              1995           1996
                                          -------------  -------------
Deferred tax assets relating to:
--------------------------------
Federal net operating loss
 carryforwards.........................   $  8,475,689   $ 11,814,351
Research and development credit
 carryovers............................        923,338        989,171
Capital and Texas business loss
 carryforwards.........................        301,346        357,846
Book/tax differences on depreciable,
 amortizable and other assets and
 accrued liabilities...................         73,081        263,347
Deferred revenue and unrealized gains          451,350         65,790
                                          ------------   ------------

Deferred tax valuation reserve.........    (10,224,804)   (13,490,505)
Net deferred tax asset.................   $         --   $         --
                                          ============   ============


   Beginning January 1, 1993, the Company adopted SFAS 109 which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Since the Company has had a net operating loss carry forward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

7. LICENSE AND RESEARCH AGREEMENTS

   To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners.

   In this regard, the Company entered into an agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") in December 1995 to collaborate on the development of the Company's BDS technology for the removal of sulfur from decant oil. Under the terms of the agreement, the Company will be primarily responsible for customizing and commercializing a biocatalyst and desulfurization system specifically for decant oil. Carbide/Graphite will be primarily responsible for providing the development and commercialization funding for this particular BDS process. The Company recognized $150,000 in sponsored research revenue as of December 31, 1996.

   The Company signed an agreement with The M.W. Kellogg Company ("M.W. Kellogg") in August 1994, to collaborate on the development and commercialization of the Company's biocatalytic desulfurization ("BDS") technology. Under the collaboration, M.W. Kellogg will serve as an engineering partner to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided up to 500 engineering work hours of service at no cost to the Company. M.W. Kellogg has also agreed to provide an additional 1,500 work hours per year of service at M.W. Kellogg offices at reduced rates, of which 500 had been utilized by the Company at December 31, 1996.

   In July 1994, the Company entered into an agreement with Total Raffinage Distribution S.A. ("Total") to collaborate on the application of the Company's biodesulfurization process to diesel fuel streams. Following the evaluation of results from the Company's domestic pilot operation, it is anticipated that Total will build and operate at Total's expense a pilot BDS unit at Total's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, Total plans to build the first commercial BDS unit at one of its refineries. The Company and Total

                         ENERGY BIOSYSTEMS CORPORATION
will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, Total will provide the Company with the use of analytical equipment valued at approximately $200,000. The Total agreement provides that upon commercialization, the site licenses will be waived on Total's first commercial BDS unit. In addition, Total will be entitled to receive a ten percent (10%) discount on future site licenses and service fees until it has recovered two and one-half times its research cost and expenses for BDS projects under the agreement. The Company expects that the development alliance with Total will facilitate commercialization of the BDS technology for middle distillates and facilitate the Company's entrance into the European market.

     In December 1993, the Company entered into an alliance with Koch Refining Company ("Koch") to facilitate the development of BDS technology in crude oil. Under the terms of the alliance, the Company will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Koch will be primarily responsible for selecting and improving the target oil stream as well as testing desulfurized product quality. Koch will also provide engineering support as needed in the development of a BDS unit for Koch's operation. The Company and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Repayment will be in the form of a ten percent (10%) rebate on desulfurization processing fees charged to Koch until Koch has been repaid their contribution of BDS development costs. The Company expects that the development alliance with Koch will facilitate commercialization of the Company's BDS technology.

     The Company entered into a license agreement with Stanford University in November 1993 for the use of their patented recombinant DNA technology, which may be employed in the development of the Company's BDS process. The license requires a minimum annual advance on earned royalties of $10,000.

     In July 1993, the Company entered into an agreement with the Exploration and Development Division of Texaco, Inc. ("Texaco") to facilitate the development of the Company's BDS technology in crude oil. Under the terms of the alliance, the Company will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be primarily responsible for field operations and analytical chemistry work with respect to the application of the Company's BDS technology to crude oil. The Company and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. In the event the Company sub-licenses Texaco's intellectual and proprietary information, licensed by agreement to the Company by Texaco, the Company shall pay Texaco an amount equal to ten percent (10%) of the desulfurization processing fee charged to Texaco until such time as the Company has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration. The Company expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology.

     In January 1991, the Company paid $25,000 and issued 730,800 shares of its Common Stock to the Institute of Gas Technology ("IGT") for the license to IGT's technology for desulfurizing petroleum which expires at the later of 20 years or when all patents related to the technology expire. As consideration for future royalties, the Company agreed to pay IGT $400,000, of which $200,000 was paid and charged to expense as of December 31, 1992 and the remaining $200,000 was paid and charged to expense as of December 31, 1993. These payments eliminate the royalty to be paid upon future revenues. Payments to IGT were approximately none, $150,000 and none in 1994, 1995 and 1996, respectively, for research performed under the terms of the research agreements. As part of the total payments made to IGT in 1993, the Company had paid $150,000 under the amended agreement which provided an additional $300,000 financing for research. The remaining payment of $150,000 was made in June 1995.

     The Company has also entered into other contracts with various institutions for research and development. The amounts paid under these agreements totaled $237,956, $211,500 and $114,900 for the years ended December 31, 1994, 1995 and
1996, respectively. The Company is also committed to pay these institutions approximately $95,000 through December 1997 under various agreements.

                         ENERGY BIOSYSTEMS CORPORATION

     In March 1992, the Company entered into a collaborative agreement with Petrolite Corporation ("Petrolite") to commercialize the Company's BDS technology. Under the terms of the agreement, both parties are to perform research and development. Petrolite is to perform research and development in its own laboratory at its own cost and is to fund research, as agreed under the terms of the agreement, at the Company beginning April 1, 1992, at a rate of $225,000 per month for the first two years of the agreement for a total of $5,400,000. Additionally, Petrolite, under the terms of the agreement, constructed a pilot plant at its own expense, not to exceed $1,500,000, to begin testing the effectiveness of the BDS technology. The Company is committed to fund research and development at its own expense in the third through fifth years of the agreement at an annual rate equal to the greater of $2,500,000 per year or 4% of the Company's net revenues, as defined in the agreement. As of December 31, 1996, the Company has received $5,400,000 in research payments of which $1,134,000 has been recognized as revenue in each of the three years ended December 31, 1994, 1995 and 1996. The revenue recognized is based on the percentage of total research payments to be received from Petrolite in relation to the total research and development costs to be incurred under the terms of the agreement. The remaining $13,500 has been recorded as deferred revenue. The amended collaborative agreement dated October 18, 1993, provides for an expanded territory covered by the agreement from North America, Venezuela and Mexico to the entire world and permits the use of third party engineering and construction companies to assist with certain matters. In return, the Company's obligation to pay Petrolite decreased from 30% to 22% of all site licenses fees and adjusted gross profit from the operation of the desulfurization units. In the event the collaboration is terminated, the percentage of site license fees and adjusted gross profit paid to Petrolite will be adjusted as outlined under the terms of the agreement.

     In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996, which was expensed by the Company when made, in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations, (ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the close of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998.

     In December 1994, the Company was awarded a $2 million federal grant under the Advanced Technology Programs administered by the National Institute of Standards and Technology ("NIST"). The three-year program funded by this grant is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. As of December 31, 1996, the Company has recognized $928,012 in sponsored research revenue relating to this grant. Included in this revenue amount is $176,403 of grant receivable from NIST. The approved budget for 1997 commits NIST to sponsor research of approximately $1,072,000.

8.   COMMITMENTS

     The Company maintains a Simplified Employee Pension Plan (the "Plan") for all employees. Under the terms of the Plan, employees are eligible to participate after completion of six months of service. The Company contributes an amount equal to 8% of the employees' annual compensation to the Plan. Employees are vested immediately and there is at present no employee contribution. Total expenses under the Plan were approximately $206,000, $246,000 and $302,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                         ENERGY BIOSYSTEMS CORPORATION

     The Company maintains two capital leases for computer and laboratory equipment. In addition, the Company entered into an operating lease agreement in May 1993 for its premises. In January 1994, the Company amended its lease agreement to include additional space. The agreement expires in 1998.

     Future minimum payments under the non-cancelable operating lease and capital leases consist of the following at December 31, 1996:


Fiscal Year                               Operating   Capital
-----------                               ---------  ---------

1997 ..................................    $378,228   $11,631
1998 ..................................     303,959        --
1999 ..................................       1,158        --
                                           --------   -------
     Total minimum lease payments .....    $683,345    11,631
                                           ========
Less interest .........................                  (731)
                                                      -------
Present value of future minimum lease
 payments .............................               $10,900
                                                      =======

     The Company incurred rent expense of $278,824, $320,456 and $391,788 during 1994, 1995 and 1996, respectively.

9.   RELATED-PARTY TRANSACTIONS

     The Company paid consulting fees to certain stockholders and directors totaling $44,100, $60,021 and $12,155 during the years ended December 31, 1994, 1995 and 1996, respectively.

     The former Chairman of the Board and Chief Executive Officer of Petrolite serves as a director for the Company.

10.  SUBSEQUENT EVENTS

     In January 1997, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, the Company may issue options for and sell up to 100,000 shares of Common Stock to employees and consultants of the Company. The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years.

    In February and March 1997, the Company completed a convertible preferred stock offering resulting in net cash proceeds of approximately $10.2 million in exchange for the sale of 224,100 shares of Series B Convertible Preferred Stock. Dividends on the Series B Convertible Preferred Stock will be cumulative from the date of the initial closing and will be payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Convertible Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Preferred Stock to the extent the dividend is paid in Common Stock. Dividends on shares of Series B Convertible Preferred Stock are payable in cash or Common Stock or a combination thereof, at the Company's option. In connection with the offering, the Company also completed an exchange offering in which it exchanged 478,000 shares of Series A Convertible Preferred Stock for an equal number of shares of its Series B Convertible Preferred Stock.