Form 10-Q
period 1997-03-31
ENERGY BIOSYSTEMS CORP
filed 1997-05-14
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---     ---


        As of May 12, 1997 there were outstanding 11,712,758 shares of Common Stock, par value $.01 per share, of registrant.

                         ENERGY BIOSYSTEMS CORPORATION

                 Form 10-Q for the quarter Ended March 31, 1997

                                     INDEX


                                                                   Page
                                                                   ----

Statement Regarding Forward-Looking Statements                        3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                    4

              Balance Sheets as of March 31, 1997 (unaudited)
              and December 31, 1996                                   5

              Statements of Operations for the Three Months
              Ended March 31, 1997 and 1996 (Unaudited)               6

              Statements of Cash Flows for the Three Months Ended
              March 31, 1997 and 1996 (Unaudited)                     7

              Notes to Financial Statements                           8

Item 2.       Management's Discussion and Analysis of Financial      10
              Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities                                  13

Item 6.       Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                           14

                         ENERGY BIOSYSTEMS CORPORATION

                STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), including without limitation under the caption "Liquidity and Capital Resources" included in this Form 10-Q and under the caption "Item 1. Business - Risk Factors" in the Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                         ENERGY BIOSYSTEMS CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

          The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                         ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                                   March 31,    December 31,
                                                                     1997           1996
                                                               -------------    ------------
                ASSETS                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                   $ 11,505,873   $  3,106,004
     Short term investments                                         5,372,940      5,891,584
     Prepaid expenses and other current assets                        800,518        767,893
                                                                 ------------   ------------
       Total current assets                                        17,679,331      9,765,481

Notes receivable                                                           --          6,683
Furniture, equipment and leasehold improvements, net                2,945,509      3,136,635
Intangible and other assets, net                                      835,326        801,832
                                                                 ------------   ------------
       Total assets                                              $ 21,460,166   $ 13,710,631
                                                                 ============   ============

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                    $    389,865   $    537,583
     Deferred revenue                                                 180,000        193,500
     Obligations under capital lease                                    9,697         11,632
     Note payable                                                     159,829        252,443
                                                                 ------------   ------------
       Total current liabilities                                      739,391        995,158

Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value
     (liquidation value $100,000 and $24,000,000, respectively;
     508,800 shares authorized, 2,000 and 480,000 shares issued
     and outstanding, respectively)                                    96,577     23,295,585
Series B Convertible Preferred Stock, $0.01 par value
     (liquidation value $35,105,000; 760,000 shares
     authorized, 702,100 and zero shares issued and
     outstanding, respectively)                                    33,353,958             --
Common Stock, $0.01 par value (30,000,000 shares
     authorized, 11,605,377 and 11,497,135 issued
     and outstanding, respectively)                                   116,054        114,972
Additional paid-in capital                                         32,642,741     32,018,218
Accumulated deficit                                               (45,488,555)   (42,713,302)
                                                                 ------------   ------------
     Total stockholders' equity                                  $ 20,720,775   $ 12,715,473
                                                                 ------------   ------------
     Total liabilities and stockholder's equity                  $ 21,460,166   $ 13,710,631
                                                                 ============   ============


The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1997              1996
                                                  -----              ----
REVENUES:
  Sponsored research revenues                   $    451,452   $    500,472
  Interest and investment income                     128,914        252,570
                                                ------------   ------------
      Total revenues                                 580,366        753,042
                                                ------------   ------------

COSTS AND EXPENSES:
  Research and development                         2,174,714      2,015,769
  General and administrative                         602,464        621,225
                                                ------------   ------------
      Total costs and expenses                     2,777,178      2,636,994
                                                ------------   ------------

NET LOSS                                         ($2,196,812)   ($1,883,952)
                                                ============   ============

NET LOSS PER COMMON SHARE                             ($0.25)        ($0.23)
                                                ============   ============

SHARES USED IN COMPUTING NET
     LOSS PER COMMON SHARE                        11,528,456     10,995,000
                                                ============   ============


  The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 1997              1996
                                                                            ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(2,196,812)     $(1,883,952)
   Adjustments to reconcile net loss to net cash provided
    (used) in operating activities:
      Depreciation and amortization                                             333,047          265,230
   Changes in assets and liabilities:
      Decrease in trading securities                                                ---          973,555
      Decrease (increase) in prepaid expenses and other
       current assets                                                           (32,625)         121,233
      Increase in intangible and other assets and notes
       receivable                                                               (42,563)         (22,420)
      Decrease in accounts payable and accrued
       liabilities                                                             (147,718)        (116,118)
      Decrease in deferred revenues                                             (13,500)        (283,500)
                                                                            -----------      -----------
   Net cash used in operating activities                                     (2,100,171)        (945,972)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (126,170)        (156,206)
   Net purchase of investments                                                  518,644         (464,762)
                                                                            -----------      -----------
    Net cash provided by (used in) investing activities                         392,474         (620,968)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on capital lease obligations                                          (1,935)          (1,741)
   Payment on notes payable                                                     (92,614)        (110,580)
   Issuance of stock, net                                                    10,202,115          307,379
                                                                            -----------      -----------
    Net cash provided by financing activities                                10,107,566          195,058
                                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                8,399,869       (1,371,882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                     3,106,004        6,172,400
                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $11,505,873      $ 4,800,518
                                                                            ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its efforts to research and development. The Company's revenues consist of sponsored research revenues and interest income. Management of the Company anticipates continued operating losses for at least the next several years. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1996.

Net Loss Per Common Share

        Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock issued in October 1994 and the Series B Convertible Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period. In all applicable periods, common stock equivalents were antidilutive and, accordingly, were not included in the computation.

Pending Accounting Change

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share." Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. The Statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997 and management believes that this statement will have no material impact on its financial statements.

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

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

        In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000 which was computed using the Black-Scholes option pricing

                         ENERGY BIOSYSTEMS CORPORATION


model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

        Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. Dividends on shares of Series B Preferred Stock will be payable in cash or common stock of the Company or a combination thereof, at the Company's option.

        Shares of Series B Preferred Stock are convertible at the option of the holder at any time after the expiration of 60 days following the last date of original issuance into shares of common stock at a conversion price equal to $7.25 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances during the period beginning on February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity.

        Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation with respect to its outstanding Series A Convertible Preferred Stock ("Series A Preferred Stock"), pursuant to which the Company offered to exchange one share of Series B Preferred Stock for each of its 480,000 outstanding shares of Series A Preferred Stock and requested that the holders of its Series A Preferred Stock consent to the ranking of the Series B Preferred Stock on a parity with the Series A Preferred Stock with respect to the payment of dividends and liquidation preference. The Company did not receive any cash proceeds from the exchange offering. Of the 480,000 shares of Series A Preferred Stock outstanding, 478,000 shares were exchanged for the same number of shares of Series B Preferred Stock.

        The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

NOTE 3.  SERIES A CONVERTIBLE PREFERRED STOCK

        In October 1994, the Company sold 480,000 shares of Series A Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Series A Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Series A Preferred Stock at an exercise price of $50.00 per share of Series A Preferred Stock in addition to customary commissions.

        Dividends on the Series A Preferred Stock are cumulative from October 27, 1994 and payable semi-annually commencing May 1, 1995, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. During the first quarter of 1997, the Company paid $690,000 in dividends by issuing 98,214 shares of common stock in conjunction with the exchange of Series A Preferred
Stock for Series B Preferred Stock.   All but 2,000 shares of the 480,000 shares
of Series A Preferred Stock outstanding were exchanged for shares of Series B Preferred Stock in the exchange offering. See Note 2.

                         ENERGY BIOSYSTEMS CORPORATION

        Shares of Series A Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal
to $8.25 per share of common  stock, subject to certain adjustments.   The
Series A Preferred Stock may be redeemed by the Company under certain circumstances during the period beginning on November 7, 1996 and is required to be redeemed, subject to certain limitations, on November 7, 1999 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series A Preferred Stock for common stock. Accordingly, the Series A Preferred Stock is included in stockholders' equity.

        The carrying amount the Series A Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series A Preferred Stock on November 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1997 the Company's accumulated deficit was $45,449,900.

Results of Operations

        The Company had total revenues for the three months ended March 31, 1997 and 1996 of $580,366 and $753,042, respectively. The decrease resulted primarily from a decrease in interest and investment income. The Company had sponsored research revenues of $451,452 during the first three months of 1997 as compared to $500,472 during the first three months of 1996. The Company recognized revenues of $13,500 and $283,500 under its research collaboration agreement with Petrolite Corporation ("Petrolite") for the three month periods
ended March 31, 1997 and 1996, respectively.   Payments under the Petrolite
agreement were initiated on April 1, 1992 and the final payment was received in March 1994. Revenue attributable to the Petrolite agreement, however, is recognized ratably over the period for which research and development costs are incurred under the terms of the agreement. The decrease of $49,020 in sponsored research revenues resulted from a decreases in revenues recognized under the Petrolite and the Carbide/Graphite Group, Inc. ("Carbide/Graphite") agreements, offset in part by an increase in the sponsored research revenues received from a National Institute of Standards and Technology (" NIST") grant.

        Interest and other investment income decreased by $123,656 for the first three months of 1997 compared to the first three months of 1996 primarily as a result of the decrease in the

                         ENERGY BIOSYSTEMS CORPORATION

available cash during the first two months of 1997 from which interest and other investment income are generated.

         The Company had research and development expenses for the three months ended March 31, 1997 and 1996 of $2,174,714 and $2,015,769, respectively. The increase in research and development expenses of $158,945 for the three months ended March 31, 1997 as compared to the corresponding prior year period resulted primarily from the addition of 12 research and development personnel. The Company expects its research and development expenses to increase during the remainder of 1997, reflecting increased expenditures related to hiring additional personnel.

        The Company had general and administrative expenses for the three months ended March 31, 1997 and 1996 of $602,464 and $621,225, respectively. The decrease of $18,761 for the three months ended March 31, 1997 as compared to the first quarter of 1996 resulted from a decrease in consulting fees offset in part by an increase in professional fees. The Company expects a slight increase in its general and administrative expenses during the remainder of 1997 in support of its expanded research activities and corporate development activities.

Liquidity and Capital Resources

        The Company completed its initial public offering in March 1993 resulting in net cash proceeds of approximately $14.9 million. In October 1994 the Company privately placed 480,000 shares of its Series A Convertible Preferred Stock resulting in net cash proceeds of approximately $22.2 million. Dividends on the Series A Preferred Stock are cumulative from the date of the initial closing, October 27, 1994, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to $4.00 per share to the extent the dividend is paid in cash and $4.50 per share to the extent the dividend is paid in common stock. The shares of Series A Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to adjustment in certain circumstances. During the first quarter of 1997 the Company paid $690,000 in dividends by issuing 98,214 shares of common stock.

        In February 1997 the Company privately placed 224,100 shares of its Series B Preferred Stock resulting in net proceeds of approximately $10.2 million. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to $4.00 per share to the extent the dividend is paid in cash and $4.50 per share to the extent the dividend is paid in common stock. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $7.25 per share of common stock, subject to adjustment in certain circumstances.

        Prior to its initial public offering, the Company had financed its operations through private placements of equity securities, revenues from collaborative research agreements and interest income earned on the net proceeds from these private placements.

        For the three months ended March 31, 1997, the Company used $2,100,171 of net cash in operating activities, incurred $126,170 in capital expenditures, and received $10,107,566 from

                         ENERGY BIOSYSTEMS CORPORATION


financing activities. At March 31, 1997, the Company had cash, cash equivalents, and short term investments totaling $16,878,813 and working capital of $16,939,940.

        The Company intends to spend approximately $600,000 during the remainder of 1997 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1997 requiring the Company to spend approximately $64,000 under research and development agreements. The Company also expects its general and administrative expenses to increase slightly during the remainder of 1997 in support of its research and corporate development activities.

        To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with The Petrolite Corporation, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A., The M.
W. Kellogg Company, Koch Refining Company and Carbide/Graphite Group, Inc., among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                         ENERGY BIOSYSTEMS CORPORATION


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        The Company previously reported the information required by subsection
(c) of this Item with respect to the issuance of shares of the Company's Series B Convertible Preferred Stock in the Company's Current Report on Form 8-K dated February 27, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a. Exhibits

         3.1 Certificate of Powers, Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1(d) of the Company's Annual Report on Form
              10-K for the year ended December 31, 1996)

         4.1 Form of Stock Purchase Agreement, dated as of February 21, 1997, by and between the Company and Purchasers of the Series B
              Convertible Preferred Stock (incorporated by reference to Exhibit
              4.2 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1996).

         4.2 Form of Stock Exchange Agreement, dated as of February 21, 1997, by and between the Company and the Exchange Holders of Series A
              Convertible Preferred Stock (incorporated by reference to Exhibit
              4.3 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1996).

        10.1  Energy BioSystems Corporation 1997 Stock Option Plan.

        11.1  Statement regarding Computation of Per Share Earnings.

        27.1  Financial Data Schedule.


   b.  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated February 27, 1997 during the three months ended March 31, 1997. Such report related to the issuance by the Company of an aggregate of 702,100 shares of Series B
       Convertible Preferred Stock of the Company in a private placement and exchange offering.


                         ENERGY BIOSYSTEMS CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy BioSystems Corporation

By:        /s/ John H. Webb
    ----------------------------------------------------------
John H. Webb  President and Chief Executive Officer


Date: May 14, 1997


By:       /s/ Paul G. Brown III
    ----------------------------------------------------------
Paul G. Brown III   Vice President, Finance and Administration


Date: May 14, 1997