Form 10-Q
period 1997-06-30
ENERGY BIOSYSTEMS CORP
filed 1997-08-13
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

                                  281-364-6100
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------    -------

    As of August 7, 1997 there were outstanding 11,764,343 shares of Common Stock, par value $.01 per share, of registrant.

                 Form 10-Q for the Quarter Ended June 30, 1997

                                     INDEX


                                                                          Page
                                                                          ----
Statement Regarding Forward-Looking Statements                               3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                4

         Balance Sheets as of June 30, 1997 (unaudited)
         and December 31, 1996                                               5

         Statements of Operations for the Three Months and
         Six Months Ended June 30, 1997 and 1996 (Unaudited)                 6

         Statements of Cash Flows for the Six Months Ended
         June 30, 1997 and 1996 (Unaudited)                                  7

         Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial                  11
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

                STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulation, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulation, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                         ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                       June 30,   December 31,
                                                        1997         1996
                                                    ------------  ------------
  ASSETS                                            (Unaudited)

Current Assets:
  Cash and cash equivalents                         $ 14,669,688  $  3,106,004
  Short term investments                                      --     5,891,584
  Prepaid expenses and other current assets              694,487       767,893
                                                    ------------  ------------
    Total current assets                              15,364,175     9,765,481

Notes receivable                                              --         6,683
Furniture, equipment and leasehold improvements,
 net                                                   2,757,702     3,136,635
Intangible and other assets, net                         905,735       801,832
                                                    ------------  ------------
    Total assets                                    $ 19,027,612  $ 13,710,631
                                                    ------------  ------------
                                                    ------------  ------------

  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $    373,940  $    537,583
  Current portion of deferred revenue                    180,000       193,500
  Current portion of obligations under capital
   lease                                                   7,687        11,632
  Note payable                                            49,043       252,443
                                                    ------------  ------------

    Total current liabilities                            610,670       995,158

Stockholders' equity:
  Series A Convertible Preferred Stock, $0.01 par
   value (liquidation value $100,000 and
   $24,000,000; 508,800 shares authorized, 2,000
   and 480,000 shares issued and outstanding,
   respectively)                                          97,627    23,295,585
  Series B Convertible Preferred Stock, $0.01 par
   value (liquidation value $35,105,000; 760,000
   shares authorized, 702,100 and zero shares issued
   and outstanding, respectively)                     33,676,485            --
  Common Stock, $0.01 par value (30,000,000 shares
   authorized, 11,712,758 and 11,497,135 issued
   and outstanding, respectively)                        117,127       114,972
  Additional paid-in capital                          33,110,079    32,018,218
  Accumulated deficit                                (48,584,376)  (42,713,302)
                                                    ------------  ------------
    Total stockholders' equity                      $ 18,416,942  $ 12,715,473
                                                    ------------  ------------
    Total liabilities and stockholder's equity      $ 19,027,612  $ 13,710,631
                                                    ------------  ------------
                                                    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                        1997           1996           1997            1996
                                    -----------    -----------     -----------    -----------
REVENUES:
  Sponsored research revenues       $   536,520    $   381,035     $   987,972    $   881,507
  Interest and investment income        151,316        223,472         280,230        476,042
                                    -----------    -----------     -----------    -----------

    Total revenues                      687,836        604,507       1,268,202      1,357,549

COSTS AND EXPENSES:
  Research and development            2,343,748      1,839,293       4,518,462      3,855,062
  General and administrative            647,798        705,246       1,250,262      1,326,471
                                    -----------    -----------     -----------    -----------

    Total costs and expenses          2,991,546      2,544,539       5,768,724      5,181,533
                                    -----------    -----------     -----------    -----------

NET LOSS                            $(2,303,710)   $(1,940,032)    $(4,500,522)   $(3,823,984)
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------

NET LOSS PER COMMON SHARE           $     (0.27)      $  (0.23)    $     (0.52)   $     (0.46)
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------

SHARES USED IN COMPUTING
 NET LOSS PER COMMON SHARE           11,677,358     11,239,483      11,602,987     11,117,242
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------










  The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                         1997          1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(4,500,522)  $(3,823,984)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                        682,602       530,460
  Changes in assets and liabilities:
    Decrease in trading securities                            --     2,952,105
    Decrease in prepaid expenses and other
     current assets                                       73,406       140,071
    Increase in intangible and other assets and
     notes receivable                                   (129,457)      (60,044)
    Decrease in accounts payable and accrued
     liabilities                                        (163,643)     (291,305)
    Decrease in deferred revenues                        (13,500)     (567,000)
                                                     -----------   -----------
  Net cash provided by (used in) operating
   activities                                         (4,051,114)   (1,119,697)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (271,432)     (427,959)
  Net sale (purchase) of investments                   5,891,584      (460,128)
                                                     -----------   -----------
    Net cash provided by (used in) investing
     activities                                        5,620,152      (888,087)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations                    (3,945)       (3,531)
  Payment on notes payable                              (203,400)     (206,349)
  Issuance of notes payable                                   --        76,200
  Issuance of stock, net                              10,201,991       320,891
                                                     -----------   -----------
    Net cash provided by financing
     activities                                        9,994,646       187,211
                                                     -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          11,563,684    (1,820,573)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                3,106,004     6,172,400
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $14,669,688   $ 4,351,827
                                                     -----------   -----------
                                                     -----------   -----------







  The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its efforts to research and development. The Company's revenues consist of sponsored research revenues and interest and investment income. Management of the Company anticipates continued operating losses for at least the next several years. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1996.

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

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The

                        ENERGY BIOSYSTEMS CORPORATION
placement agents for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000 which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

     Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. During the second quarter of 1997, the Company paid $552,904 in dividends by issuing 107,076 shares of common stock. Dividends on shares of Series B Preferred Stock will be payable in cash or common stock of the Company or a combination thereof, at the Company's option.

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

     Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation with respect to its outstanding Series A Convertible Preferred Stock ("Series A Preferred Stock"), pursuant to which the Company offered to exchange one share of Series B Preferred Stock for each of its 480,000 outstanding shares of Series A Preferred Stock and requested the holders of its Series A Preferred Stock consent to the ranking of the Series B Preferred Stock on a parity with the Series A Preferred Stock with respect to the payment of dividends and liquidation preference. The Company did not receive any cash proceeds from the exchange offering. Of the 480,000 shares of Series A Preferred Stock outstanding, 478,000 shares were exchanged for the same number of shares of Series B Preferred Stock.

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

                        ENERGY BIOSYSTEMS CORPORATION

     Dividends on the Series A Preferred Stock are cumulative from October 27, 1994 and payable semi-annually commencing May 1, 1995, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. During the second quarter of 1997, the Company paid $1,575 in dividends by issuing 305 shares of common stock. All but 2,000 shares of the 480,000 shares of Series A Preferred Stock outstanding were exchanged for shares of Series B Preferred Stock in the exchange offering. See Note 2.

     Shares of Series A Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to certain adjustments. The Series A Preferred Stock may be redeemed by the Company under certain circumstances during the period beginning November 7, 1996 and is required to be redeemed on November 7, 1999 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series A Preferred Stock for common stock. Accordingly, the Series A Preferred Stock is included in stockholders' equity.

     The carrying amount the Series A Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series A Preferred Stock on November 7, 1999.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1997 the Company's accumulated deficit was $48,584,376.

RESULTS OF OPERATIONS

     The Company had total revenues for the six months ended June 30, 1997 and 1996 of $1,268,202 and $1,357,549, respectively. The decrease resulted primarily from a decrease in interest and investment income, partially offset by an increase in sponsored research revenues. The Company had sponsored research revenues of $987,972 during the first six months of 1997 as compared to $881,507 during the first six months of 1996. The Company recognized revenues of $13,500 and $567,000 under its research collaboration agreement with Petrolite Corporation ("Petrolite") for the six month periods ended June 30, 1997 and 1996, respectively. Payments under the Petrolite agreement were initiated on April 1, 1992 and the final payment was received in March 1994. Revenue attributable to the Petrolite agreement, however, has been recognized ratably over the period for which research and development costs have been incurred under the terms of the agreement. The increase of $106,465 in sponsored research revenues resulted from the Company's receipt of sponsored research revenue of $250,000 from an agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") during the first six months of 1997 compared to $150,000 during the first six months of 1996 and an increase in the sponsored research revenues received from a National Institute of Standards and Technology ("NIST") grant to $724,472 for the six months ended June 30, 1997 from $164,507 for the six months ended June 30, 1996, more than offsetting the net decrease of sponsored research revenues under the Petrolite agreement of $553,500.

     Interest and other investment income decreased by $195,812 for the first six months of 1997 compared to the first six months of 1996 primarily as a result of a decrease in the available cash from which interest and other investment income are generated.

     The Company had total revenues for the three months ended June 30, 1997 and 1996 of $687,836 and $604,507, respectively. The Company had sponsored research revenues of $536,520 during the second quarter of 1997 as compared to $381,035 during the second quarter of 1997. The increase in sponsored research revenues of $155,485 for the second quarter of 1997 compared to the second quarter of 1996 is attributable to the increase in expenditures reimbursable from the NIST grant offset in part by a decrease in the sponsored research revenues recognized under the Petrolite agreement. Interest and other investment income decreased by $72,156 for the three months ended June 30, 1997 compared to the second quarter of 1996 as a result of the decrease in available cash from which interest and other investment income are generated.

     The Company had research and development expenses for the three months ended June 30, 1997 and 1996 of $2,343,748 and $1,839,293, respectively, and for the six months ended June 30, 1997 and 1996 of $4,518,462 and $3,855,062, respectively. The increase in research and development expenses of $504,455 and $663,400, respectively for the three and six months ended June 30, 1997 as compared to the corresponding prior year periods resulted primarily from the addition of four research and development personnel, reimbursement of the direct out-of-pocket costs incurred by Petrolite for their employees at the pilot plant and the hiring of additional consultants. The Company expects its research and development expenses to increase during the remainder of 1997, reflecting increased expenditures related to hiring additional personnel. The Company's research and development expenses will increase substantially, however, if the Company makes the $9,000,000 payment to exercise the Petrolite option in 1997, the entire amount of which will be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option until it has raised additional funds or received additional capital.

     The Company had general and administrative expenses for the six months ended June 30, 1997 and 1996 of $1,250,262 and $1,326,471, respectively, and for the three months ended June 30, 1997 and 1996 of $647,798 and $705,246, respectively. The decrease of $57,448 for the three months ended June 30, 1997 as compared to the second quarter of 1996 resulted from a decrease in travel expenses and consulting fees. The decrease of $76,209 for the six months ended June 30, 1997 as compared to the corresponding prior year period resulted primarily from a decrease in consulting fees for marketing in Asia, travel expenses and a decrease in insurance expense. The Company expects a slight increase in its general and administrative expenses during the remainder of 1997 in support of its expanded research activities and corporate development activities.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 1997 the Company privately placed 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of Series A Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock, leaving 2,000 shares of Series A Preferred Stock outstanding. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to $4.00 per share to the extent the dividend is paid in cash and $4.50 per share to the extent the dividend is paid in common stock. During the second quarter of 1997 the Company paid $552,904 in dividends on Series B Preferred Stock by issuing 107,076 shares of common stock.

     In October 1994 the Company completed a convertible preferred stock offering resulting in net cash proceeds of approximately $22.2 million in exchange for the sale of 480,000 shares of its Series A Convertible Preferred
Stock ("Series A Preferred Stock").   During the first six months of 1997 the
Company paid $691,575 in dividends on Series A Preferred Stock by issuing

98,519 shares of common stock. The Company completed its initial public offering in March 1993 resulting in net cash proceeds of approximately $14.9 million.

     Prior to its initial public offering, the Company had financed its operations through private placements of equity securities, revenues from collaborative research agreements and interest income earned on the net proceeds from these private placements.

     For the six months ended June 30, 1997, the Company used $4,051,114 of net cash in operating activities, incurred $271,432 in capital expenditures and received $9,994,646 from financing activities. At June 30, 1997, the Company had cash, cash equivalents and short term investments totaling $14,669,688 and working capital of $14,753,505.

     The Company intends to spend approximately $560,000 during the remainder of 1997 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1997 requiring the Company to spend approximately $42,500 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements. The Company also expects its general and administrative expenses to increase slightly during the remainder of 1997 in support of its research and corporate development activities.

     To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with Petrolite Corporation, Texaco Exploration and Production Technology Division, Total Raffinage Distribution S.A., The M. W. Kellogg Company, Koch Refining Company and The Carbide/Graphite Group, Inc., among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue over the foreseeable future. The Company believes that its available cash, investments and interest income will be adequate to satisfy its funding needs through year-end 1998. Thereafter, the Company may need to raise additional funds to continue development and commercialization of its biorefining technology.
The Company's future funding requirements will depend on many factors, including the progress of the Company's research and development, timing of environmental regulations, the rate of technological advances, determinations as to the commercial potential of the Company's technology under development, the status of competitive technology, the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships, the success of the Company's sales and marketing programs, the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights, and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. The Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. There can be no assurance that any such funding will be available when needed or on terms acceptable to the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Proposal 1:   The Election of Directors

     At the Company's 1997 Annual Meeting of Stockholders held on June 4, 1997, the following individuals were elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                               FOR             WITHHELD
Ramon Lopez                                 13,870,462          7,860
John H. Webb                                13,870,462          7,860
R. James Comeaux                            13,870,462          7,860
Edward B. Lurier                            13,870,462          7,860
Thomas E. Messmore                          13,870,462          7,860
Daniel J. Monticello, Ph.D.                 13,869,462          8,860
William E. Nasser                           13,870,462          7,860
John S. Patton                              13,870,462          7,860
William D. Young                            13,870,462          7,860

          Proposal 2:   The approval of the Company's 1997 Stock Option Plan.

For  9,191,152      Against  1,189,975     Abstain  104,818

          Proposal 3:   The approval of the appointment of Arthur Andersen LLP
as the Company's independent public accountants for 1997.

For  13,853,804     Against  13,400        Abstain   11,018

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              10.1  Extension and Assignment of Research Collaboration
                     Agreement, dated June 30, 1997, between the Company and Texaco Group, Inc.

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

Energy BioSystems Corporation

By:  /s/ John H. Webb
   --------------------------------------
    John H. Webb
    President and Chief Executive Officer

Date: August 12, 1997

By:  /s/ Paul G. Brown III
   --------------------------------------
    Paul G. Brown III
    Vice President, Finance and Administration

Date: August 12, 1997