Form 10-Q
period 1997-09-30
ENERGY BIOSYSTEMS CORP
filed 1997-11-14
CIK 895677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

     As of November 4, 1997 there were outstanding 12,218,434 shares of Common Stock, par value $.01 per share, of registrant.

                        ENERGY BIOSYSTEMS CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


                                                                        PAGE
                                                                        ----

Statement Regarding Forward-Looking Statements                            3

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                           4

           Balance Sheets as of September 30, 1997 (unaudited)
           and December 31, 1996                                          5

           Statements of Operations for the Three Months and Nine
           Months Ended September 30, 1997 and 1996 (Unaudited)           6

           Statements of Cash Flows for the Nine Months Ended
           September 30, 1997 and 1996 (Unaudited)                        7

           Notes to Financial Statements                                  8

Item 2.    Management's Discussion and Analysis of Financial             11
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                               16

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

                                 ENERGY BIOSYSTEMS CORPORATION

                                        BALANCE SHEETS

                                                                September 30,    December 31,
                                                                    1997             1996
                                                                -------------    ------------
 ASSETS                                                         (Unaudited)
Current Assets:
 Cash and cash equivalents                                     $ 12,533,246     $  3,106,004
 Short term investments                                                  --        5,891,584
 Prepaid expenses and other current assets                          889,680          767,893
                                                               ------------     ------------
   Total current assets                                          13,422,926        9,765,481

Notes receivable                                                         --            6,683
Furniture, equipment and leasehold improvements, net              2,660,191        3,136,635
Intangible and other assets, net                                    919,618          801,832
                                                               ------------     ------------
   Total assets                                                $ 17,002,735     $ 13,710,631
                                                               ------------     ------------
                                                               ------------     ------------
 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                      $    647,381     $    537,583
 Deferred revenue                                                   180,000          193,500
 Obligations under capital lease                                      5,658           11,632
 Note payable                                                       299,812          252,443
                                                               ------------     ------------
   Total current liabilities                                      1,132,851          995,158

Stockholders' equity:
 Series A Convertible Preferred Stock, $0.01 par value
  (liquidation value zero and $24,000,000;
  508,800 shares authorized, zero and  480,000
  shares issued and outstanding, respectively)                           --       23,295,585
 Series B Convertible Preferred Stock, $0.01 par value
  (liquidation value $35,105,000; 760,000 and zero shares
  authorized, 702,100 and zero shares issued and
  outstanding, respectively)                                     34,553,693               --
 Common Stock, $0.01 par value (30,000,000 shares
  authorized, 11,780,704 and 11,497,135 shares issued
  and outstanding, respectively)                                    117,807          114,972
 Additional paid-in capital                                      33,144,146       32,018,218
 Accumulated deficit                                            (51,945,768)     (42,713,302)
                                                               ------------     ------------
  Total stockholders' equity                                     15,869,884       12,715,473
                                                               ------------     ------------
  Total liabilities and stockholders' equity                   $ 17,002,735     $ 13,710,631
                                                               ------------     ------------
                                                               ------------     ------------

    The accompanying notes are an integral part of these financial statements.

                            ENERGY BIOSYSTEMS CORPORATION

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                         1997            1996           1997         1996
                                                      -----------    -----------    -----------   -----------
REVENUES:
 Sponsored research revenues                          $   152,147    $   437,273    $ 1,140,119   $ 1,318,780
 Interest and investment income                           200,505        178,194        480,735       654,236
                                                      -----------    -----------    -----------   -----------
  Total revenues                                          352,652        615,467      1,620,854     1,973,016

COSTS AND EXPENSES:
 Research and development                               2,352,404      2,108,329      6,870,866     5,963,391
 General and administrative                               570,152        600,796      1,820,414     1,927,267
                                                      -----------    -----------    -----------   -----------
  Total costs and expenses                              2,922,556      2,709,125      8,691,280     7,890,658
                                                      -----------    -----------    -----------   -----------
NET LOSS                                              $(2,569,904)   $(2,093,658)   $(7,070,426)  $(5,917,642)
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------
NET LOSS PER COMMON SHARE                             $     (0.29)   $     (0.24)   $     (0.81)  $     (0.70)
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------
SHARES USED IN COMPUTING
 NET LOSS PER COMMON SHARE                             11,767,017     11,319,087     11,658,264    11,185,015
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------

      The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                              1997             1996
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $(7,070,426)     $(5,917,642)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                            1,035,384          795,690
 Changes in assets and liabilities:
   Decrease in trading securities                                  --        2,946,555
   Decrease (increase) in prepaid expenses and other
    current assets                                           (121,787)         307,100
   Increase in intangible and other assets and notes
    receivable                                               (160,071)        (104,486)
   Increase (decrease) in accounts payable and accrued
    liabilities                                               109,798         (141,930)
   Decrease in deferred revenues                              (13,500)        (850,500)
                                                          -----------      -----------
 Net cash provided by (used in) operating activities       (6,220,602)      (2,965,213)
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (509,972)        (637,736)
 Net sale (purchase) of investments                         5,891,584        1,078,934
                                                          -----------      -----------
  Net cash provided by (used in) investing activities       5,381,612          441,198
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on capital lease obligations                          (5,974)          (5,369)
 Payment on notes payable                                    (277,042)        (326,468)
 Issuance of notes payable                                    324,411           76,200
 Issuance of stock, net                                    10,224,837          364,932
                                                          -----------      -----------
  Net cash provided by financing activities                10,266,232          109,295
                                                          -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                9,427,242       (2,414,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                     3,106,004        6,172,400
                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $12,533,246      $ 3,757,680
                                                          -----------      -----------
                                                          -----------      -----------

  The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The

                           ENERGY BIOSYSTEMS CORPORATION
placement agents for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

     Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. Dividends on shares of Series B Preferred Stock are payable in cash or common stock of the Company, or a combination thereof, at the Company's option. On May 1, 1997, the Company paid a dividend of $552,904 on the Series B Preferred Stock by issuing 107,076 shares of common stock.

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $7.25 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity.

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

                         ENERGY BIOSYSTEMS CORPORATION

     Dividends on the Series A Preferred Stock are cumulative from October 27, 1994 and payable semi-annually commencing May 1, 1995, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and
(ii) $4.50 per share to the extent the dividend is paid in common stock. During the first nine months of 1997, the Company paid dividends of $691,575 on the Series A Preferred Stock by issuing 98,519 shares of common stock. All but 2,000 shares of the 480,000 shares of Series A Preferred Stock outstanding were exchanged for shares of Series B Preferred Stock in the exchange offering. See Note 2.

     Shares of Series A Preferred Stock are convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to certain adjustments.
The Series A Preferred Stock may be redeemed by the Company under certain circumstances after November 7, 1996 and is required to be redeemed on November 7, 1999 at a redemption price of $50.00 per share, plus accrued and
unpaid dividends.   In September 1997, the remaining 2,000 shares of Series A
Preferred Stock not exchanged for Series B Preferred Stock were converted into 12,581 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1997 the Company's accumulated deficit was $51,945,768.

RESULTS OF OPERATIONS

     The Company had total revenues for the nine months ended September 30, 1997 and 1996 of $1,620,854 and $1,973,016, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues and in interest and investment income. The Company had sponsored research revenues of $1,140,119 during the first nine months of 1997 as compared to $1,318,780 during the first nine months of 1996. The decrease of $178,661 in sponsored research revenues resulted from a decrease in revenues recognized under the Company's research collaboration agreement with Petrolite Corporation (now Baker Petrolite, a subsidiary of Baker-Hughes Corporation, "Petrolite") to $13,500 in the nine months ended September 30, 1997 from $850,500 during the corresponding period in 1996, offset in part by (i) an increase in sponsored research revenue from an agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") to $250,000 during the first nine months of 1997 compared to $150,000 during the first nine months of 1996 and (ii) an increase in the sponsored research revenues received from a National Institute of Standards and Technology ("NIST") grant to $876,619 for the nine months ended September 30, 1997 from $318,280 for the nine months ended September 30,

1996. The sponsored research revenues recognized under the Petrolite agreement in 1996 and 1997 represent the recognition of the remaining deferred revenues attributable to the research and development payments made to the Company by Petrolite under the agreement. Petrolite made research and development payments aggregating $5,400,000 under the agreement beginning on April 1, 1992 and ending with a final payment in March 1994. The revenues associated with such payments were recognized ratably over the period in which the Company incurred research and development expenses under the agreement.

     The Company had interest and investment income of $480,735 in the first nine months of 1997 as compared to $654,236 in the first nine months of 1996. The decrease of $173,501 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the first quarter of 1997, prior to the completion of its private placement of Series B Convertible Preferred Stock ("Series B Preferred Stock"), were less than those during the corresponding period of 1996.

     The Company had total revenues for the three months ended September 30, 1997 and 1996 of $352,652 and $615,467, respectively. The Company had sponsored research revenues of $152,147 during the third quarter of 1997 as compared to $437,273 during the third quarter of 1997. The decrease in sponsored research revenues of $285,126 for the third quarter of 1997 compared to the third quarter of 1996 was attributable to the decrease in sponsored research revenues recognized under the Petrolite agreement. Interest and investment income increased by $22,311 for the three months ended September 30, 1997 compared to the third quarter of 1996 as a result of an increase in interest rates.

      The Company had research and development expenses for the three months ended September 30, 1997 and 1996 of $2,352,404 and $2,108,329, respectively, and for the nine months ended September 30, 1997 and 1996 of $6,870,866 and $5,963,391, respectively. The increase in research and development expenses of $244,075 and $907,475, respectively for the three and nine months ended September 30, 1997 as compared to the corresponding prior year periods resulted primarily from the addition of seven research and development personnel, reimbursement of the direct out-of-pocket costs incurred by Petrolite for their employees at the pilot plant and the hiring of additional consultants. The Company expects its research and development expenses to increase during the remainder of 1997, reflecting increased expenditures related to hiring additional personnel. The Company's research and development expenses will increase substantially if the Company elects to make the $9,000,000 payment to exercise its option to reduce the percentage of site license fees and adjusted gross profit payable under its agreement with Petrolite because the entire amount of such payment would be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option, however, until it has raised additional funds or received additional capital.

     The Company had general and administrative expenses for the three months ended September 30, 1997 and 1996 of $570,152 and $600,796, respectively, and for the nine months ended September 30, 1997 and 1996 of $1,820,414 and $1,927,267, respectively. The decrease of $30,644 for the three months ended September 30, 1997 as compared to the third quarter of 1996 resulted from a decrease of two personnel. The decrease of $106,853 for the nine months ended September 30, 1997 as compared to the corresponding prior year period resulted primarily from a decrease in consulting fees for marketing in Asia, travel expenses, fewer personnel and a decrease in insurance expense. The Company expects a slight increase in its general and administrative expenses during the remainder of 1997 in support of its expanded research activities and corporate development activities.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") were exchanged for the same number of shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. On May 1, 1997, the Company paid a dividend of $552,904 on the Series B Preferred Stock by issuing 107,076 shares of common stock.

     In October 1994, the Company sold 480,000 shares of Series A Preferred Stock in a private placement, resulting in net cash proceeds of approximately $22.2 million. During the first nine months of 1997, the Company paid dividends of $691,575 on the Series A Preferred Stock by issuing 98,519 shares of common stock.

     For the nine months ended September 30, 1997, the Company used $6,220,602 of net cash in operating activities, incurred $509,972 in capital expenditures and received $10,266,232 from financing activities. At September 30, 1997, the Company had cash, cash equivalents and short term investments totaling $12,533,246 and working capital of $12,290,075.

     The Company intends to spend approximately $320,000 during the remainder of 1997 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1997 requiring the Company to spend approximately $21,000 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements. The Company also expects its general and administrative expenses to increase slightly during the remainder of 1997 in support of its research and corporate development activities.

     To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with Petrolite, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M. W. Kellogg Company, Koch Refining Company and Carbide/Graphite, among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Based upon the progress of its research and development efforts in 1997 and its current expectations regarding the continued development of its biocatalytic desulfurization ("BDS") technology, the Company expects to commence contract negotiations with Petro Star Inc. ("Petro Star") during the first half of 1998 regarding an initial commercial application of its BDS technology at Petro Star's Valdez, Alaska refinery. In addition, the Company is continuing to develop its BDS technology in collaboration with Total, and is continuing to conduct process simulations at the Company's pilot plant using deeply desulfurized diesel fuel provided by Total. The Company's objective is to commence contract negotiations with Total regarding the installation of a pilot BDS unit at Total's European Center for Research and Technology and the concurrent installation of a commercial BDS unit at one of Total's refineries, following the achievement of results satisfactory to Total from pilot plant process simulations. The Company's ability to reach agreements with Petro Star, Total or other parties with respect to commercial applications of its BDS technology, and its ability to commercialize such technology generally, will depend upon its ability to achieve additional improvements in the productivity of the biocatalyst (e.g., specific activity, production and longevity) and process engineering (e.g., bioreactor design, separations technology and byproduct disposition), and is subject to numerous risks and uncertainties. Although the Company has made substantial progress to date in improving the productivity of the biocatalyst and the process engineering used in its pilot BDS unit, no assurance can be made that the Company will be able to achieve the improvements necessary for its BDS technology to become commercially viable or to reach agreements with respect to the commercial application of its technology within the time anticipated or at all. See "Statement Regarding Forward-Looking Statements".

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to satisfy its funding operations through year-end 1998. The Company will need to raise substantial additional capital to fund its operations thereafter. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

Energy BioSystems Corporation

By:  /s/ Ramon Lopez
     ------------------------------------
     Ramon Lopez,
     Chairman of the Board

Date: November 12, 1997

By:  /s/ Paul G. Brown III
     ------------------------------------
     Paul G. Brown III
     Vice President, Finance and Administration

Date: November 12, 1997