Form 10-K
period 1997-12-31
ENERGY BIOSYSTEMS CORP
filed 1998-03-31
CIK 895677

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ------------------------

                                      FORM 10-K
               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                  TO
                             COMMISSION FILE NO. 0-21130

                                ------------------------

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

                                ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,008,727 as of March 27, 1998, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $2.4375 per share and assuming full conversion of the registrant's Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 14, 1998, 12,251,434 shares of common stock were outstanding and 702,100 shares of Series B Convertible Preferred Stock were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

PART I.

ITEM 1.  BUSINESS

OVERVIEW

     Energy BioSystems Corporation ("EBC" or the "Company") is developing and commercializing innovative biotechnology-based processes for the petroleum refining and production industries. The Company's focus to date has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum. EBC believes that BDS can be used as a substitute for, or in conjunction with, existing desulfurization technology and expects BDS to be significantly less expensive than conventional desulfurization methods. The Company's BDS pilot plant, which is a fully integrated desulfurization unit capable of processing up to five barrels of diesel fuel per day, was completed in late 1994 and began processing diesel feedstock in March 1995. The pilot plant is providing the basis for the design of commercial-scale BDS units.

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

     The Company has entered into a number of strategic alliances with recognized industry leaders in support of the Company's BDS development and commercialization activities, providing an opportunity for the Company to build on established expertise and resources in critical areas. The Company has an agreement with The M.W. Kellogg Company ("M.W. Kellogg") for the basic engineering services necessary for BDS implementation at customer sites, and an agreement with Baker Petrolite Corporation ("Petrolite") relating to the development of the Company's BDS technology and the construction and operation of the Company's pilot plant. The Company also has entered into collaborations focusing on the application of the BDS technology as follows: an alliance with TOTAL Raffinage Distribution, S.A. ("TOTAL") to develop a BDS process for diesel fuel streams; an alliance with Koch Refining Company ("Koch") to develop a BDS process for certain gasoline streams; and an alliance with the Exploration and Production Technology Division of Texaco Inc. ("Texaco") to develop a BDS process for crude oil. The Company is pursuing additional alliances with potential customers, particularly in the Middle East and Asia, two markets that are expected to make significant investments in desulfurization technology over the next decade. See "--Alliances."

     To date, the Company has engaged primarily in research and development related to its BDS process. In March 1998, the Company entered into an agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The Company's BDS process will require additional research, development and testing in order to determine its commercial viability. See "--Risk
Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     The Company was incorporated in Delaware on December 20, 1989. The Company's executive offices are located at 4200 Research Forest Drive, The Woodlands, Texas 77381 and its telephone number is (281) 364-6100.

THE COMPANY'S TECHNOLOGY

BACKGROUND OF BDS

     The first patents covering the use of bacteria to reduce the sulfur content of petroleum were issued in the United States in 1948. However, early attempts to utilize bacteria and enzymes to selectively remove sulfur from hydrocarbons failed primarily because of an inability to control the action of the bacteria, which resulted in significant degradation of the fuel value of the hydrocarbon. In 1988, researchers at the Institute of Gas Technology ("IGT") achieved a breakthrough in microbial desulfurization when they isolated two unique strains of bacteria. These strains have the ability to desulfurize coal and selectively remove sulfur from dibenzothiophene, the industry-recognized model for heterocyclic sulfur molecules found in coal and petroleum. U.S. patents were issued on these two bacterial strains in 1992.

     In 1991, the Company obtained exclusive, worldwide, royalty-free rights to IGT's desulfurization technology. A critical milestone was achieved in 1992 when the relevant genes from the patented bacteria were cloned and sequenced. These genes have now been characterized extensively. The cloned genes now are being manipulated and transferred to alternative microbial hosts and modified to increase the expression of the desired properties. The Company has been issued a fundamental patent on these genes, plus numerous other patents on the BDS process by the U.S. and foreign patent offices.
With bacteria strain isolation and molecular cloning of the genes achieved, further development of BDS technology involves primarily a new combination of established biotechnology and chemical engineering processes.

     A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and began processing diesel feedstock for desulfurization in March 1995. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant is utilizing hydrotreated diesel fuel from TOTAL and straight-run diesel fuel from Petro Star as feedstock, allowing the Company's team of scientists and engineers to evaluate the performance of the biocatalyst, the reactor and the separations systems under a wide range of operating conditions. The information generated from the pilot plant is also being used to guide further development of the Company's other BDS applications for crude oil and other petroleum products.

OVERVIEW OF THE COMPANY'S BDS TECHNOLOGY

     BDS is a proprietary process based on naturally occurring bacteria that can remove organically bound sulfur from petroleum without degrading the fuel value of the hydrocarbon. Enzymes in the bacteria selectively cleave carbon-sulfur bonds in the presence of oxygen to yield an oxygenated hydrocarbon product and a sulfate byproduct. Because the chemical reaction is catalyzed by enzymes associated with the bacteria, the bacteria do not have to grow in order to desulfurize fossil fuels. Operating at ambient temperatures and atmospheric pressure, BDS is expected to be significantly lower in cost than conventional hydrodesulfurization ("HDS") technology in achieving sulfur levels below those required by current regulatory standards and flexible enough to desulfurize a wide range of petroleum streams including crude oil. Since the process is oxidative, the addition of hydrogen is not required, thus avoiding a significant element of conventional desulfurization operating costs.

     The basic steps of the BDS process are:

     - The biocatalyst is combined with water and transferred to the bioreactor.

     - The biocatalyst slurry and high-sulfur petroleum stream are mixed in the continuous stirred-tank bioreactor and air is sparged in as a source of oxygen.

     - The desulfurized oil is separated from the oil/aqueous/biocatalyst output stream.

     - The aqueous phase is further treated to separate out the biocatalyst and water.

     - The sulfur byproduct is captured from the aqueous phase as a sulfate salt or other water-soluble sulfur compound and removed from the process.

     - The biocatalyst and water are recycled to the bioreactor and spent biocatalyst is drawn off.

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

     HDS is a costly process for refiners. A typical HDS unit costs between $30 million and $80 million to construct, depending on the product stream to be treated, the level of desulfurization required and the unit size. The high pressure and temperature required for HDS translate directly into high capital and maintenance costs because these units require high-pressure vessels and exotic metals, which are expensive to manufacture and maintain. Although some refinery units produce hydrogen, the large amount of hydrogen required for HDS may require refiners to build new hydrogen production capacity at an additional significant capital expense.

BENEFITS OF BDS

     The Company believes that its BDS technology will offer the refining industry an effective alternative to HDS and will in many cases complement existing technology. The Company believes that BDS may provide refiners with the following principal benefits:

- COST EFFECTIVENESS. BDS is designed to operate at ambient temperatures and pressures, in contrast to HDS, which requires thick-walled reactors and other equipment designed to tolerate high temperatures and pressures. As a result, the Company expects that its BDS units will be significantly less expensive to build than HDS units. The Company expects that the capital costs of a BDS unit will be approximately 50 percent less than a comparable HDS unit. In addition, the BDS process will not require hydrogen, which is an expensive component of HDS.

- EASE OF INTEGRATION. The Company believes the BDS process can be integrated into refinery operations without significant difficulty. Most of the components of the BDS units are expected to be readily available equipment. The biocatalyst will be produced off-site and delivered to the refinery, as is now the case with inorganic catalysts used in conventional refinery processes. The BDS process is not expected to generate any unusual byproducts, and byproduct disposition is expected to be accomplished with existing processes that are familiar to most refiners. The mild operating conditions of BDS are also expected to contribute to improved operating safety over HDS in many applications.

- EFFECTIVENESS AGAINST COMPLEX SULFUR MOLECULES. The Company believes that BDS will be effective in removing complex sulfur molecules that are resistant to conventional desulfurization technologies. Diesel fractions, for example, contain more complex sulfur molecules against which HDS is relatively ineffective. As a result, HDS becomes increasingly more costly and less effective in desulfurizing diesel fuel as the lighter-sulfur compounds are removed and the remaining complex molecules constitute an increasing proportion of the remaining sulfur. Accordingly, the Company expects that any reduction in the level of sulfur permitted under applicable regulations will make BDS increasingly cost-effective as compared to HDS.

     While EBC believes its BDS process will be economically attractive to petroleum refiners and to crude oil producers, the BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that the Company will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process. Also, the rate of purchase of the Company's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are affected substantially by fluctuations in the price of crude oil and finished products. Oil production and drilling activity are also largely dependent on the level and volatility of oil prices.

MARKET OVERVIEW

REFINING INDUSTRY

     One of the principal markets for the Company's BDS technology is the worldwide refining industry, which processes more than 78 million barrels of crude oil per day or approximately 29 billion barrels per year. A significant portion of worldwide refining capacity is concentrated among a small number of large corporations and national oil companies. In the United States, the top ten companies process approximately 60 percent of the refined petroleum products, and in Western Europe and Asia, the ten largest refining companies process more than half of the refined petroleum products.

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

REFINERY DESULFURIZATION

     The refining industry is expected to spend more than $37 billion in capital and up to $10 billion annually in operating expenditures for sulfur removal through the next decade, assuming the use of conventional technologies. Asia accounts for approximately 40 percent of this total expenditure with Western Europe and the United States accounting for approximately 30 percent each.

     Pollution regulations have targeted sulfur in fossil fuels due to its harmful effects on the environment. The combustion of sulfur results in the emission of sulfur oxides ("SOx"), which are believed to be a cause of "acid rain" and smog. Regulations issued under the 1990 amendments to the U.S. federal Clean Air Act (the "Amendments") required a reduction in the sulfur content of all on-highway diesel fuels to 500 ppm on October 1, 1993, from a prior national average of over 2,000 ppm. Similar regulations worldwide will significantly reduce the level of sulfur allowed in certain petroleum products, including diesel fuel. In Western Europe, diesel fuel was required to meet the 500 ppm sulfur specification by October 1996. In Asia, many countries have adopted or plan to adopt similar sulfur regulations on diesel fuel, which will be implemented in various stages over the next decade. The European Union has announced its intention to implement regulations requiring the further reduction in the sulfur content of diesel fuel, with the expectation that the diesel sulfur specification will be reduced to 350 ppm (or possibly 200 ppm) by the year 2000 and to 100 ppm or lower by the year 2005. Historically, the adoption of more stringent environmental standards in the United States and European Union have often been followed by the adoption of similarly stringent standards elsewhere in the developed world. Therefore, it is possible that another series of diesel sulfur regulations, similar to those now anticipated in Europe, will be forthcoming in the United States and in Asian countries.

     Sulfur also inactivates catalysts contained in automobile catalytic converters over time, resulting in a significant increase in the emission of unburned hydrocarbons and nitrogen oxides ("NOx") from automobile tailpipes, which in turn contribute to smog. The Amendments required a targeted reduction in U.S. gasoline emissions of 15 percent by the year 1995 and call for a targeted reduction of 25 percent by the year 2000. The Environmental Protection Agency (the "EPA") established a detailed model (the "Complex Model") for determining the emissions of various gasoline formulations to be sold in most large cities that have not attained certain prescribed levels of improvement in air quality ("Nonattainment Areas"). Use of the Complex Model becomes mandatory starting in 1998 for certifying gasoline sold in Nonattainment Areas, which currently represents approximately 25 percent of all gasoline produced in the U.S. The Complex Model explicitly recognizes the detrimental impact of sulfur on gasoline tailpipe pollution, giving refiners incentive to decrease the level of sulfur in the gasoline they produce. Regulations in Europe further limiting sulfur levels permitted in gasoline are anticipated for the year 2000 and similar regulations may be adopted in Asia. Industry sources believe that sulfur will play a key role in refiners' plans to reduce gasoline emissions in the latter part of this decade.

     The Amendments, as well as various state and local regulations, generally limit the atmospheric emission of SOx by stationary sources, such as refineries and utilities. For example, permit regulations limit allowable SOx emissions from fluid catalytic cracking units ("FCCUs") (the refinery processing unit for upgrading heavier oil molecules to gasoline), which may cause refiners to constrain the output of a unit that is critical to refining profitability. New or modified FCCUs are also subject to SOx emissions limitations. The Amendments and state and local regulations also limit the amount of high-sulfur fuel that electric utilities may burn, restricting one of the refining industry's largest end markets for residual fuels. Consequently, the value of residual fuel is affected significantly by its sulfur content.

     The increasing average level of sulfur in crude oils is also expected to stimulate demand for new desulfurization technologies. Low-sulfur crude oils traditionally have been in greater demand and commanded a price premium over higher-sulfur crude oils. Over the last decade, the average sulfur content of crude oil processed by U.S. refiners increased by more than 20 percent.
In the future, refiners worldwide are expected to process increased volumes of high-sulfur crude oil, raising the demand for additional desulfurization capacity.

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

CRUDE OIL DESULFURIZATION

     The price of crude oil is affected by its sulfur content. The difference in price between low-sulfur and high-sulfur crude oils is affected by increasingly stringent regulation of sulfur content in finished products. Lower-sulfur crude oils have typically commanded a $1 to $3 per barrel premium in the market compared to higher-sulfur crude. Over 50 percent of the crude oil produced worldwide is considered high in sulfur (greater than one percent). The Company believes the price difference between low-sulfur crude oil and high-sulfur crude oil will create an incentive for oil producers to reduce the sulfur levels in their product, resulting in demand for crude oil desulfurization technologies. The Company believes that by reducing the sulfur content of crude oil at the production stage, BDS has the potential to improve the marketability and value of higher-sulfur oil reserves and improve producers' access to pipelines that limit the sulfur content of crude oil. To date, conventional desulfurization technologies have not proven economically viable for the desulfurization of crude oil.

     Large reserves of high-sulfur crude oil exist in Venezuela, Canada, the United States, Mexico, the former Soviet Union, and the Middle East. Venezuela has proven reserves in excess of one trillion barrels of crude oil with a sulfur content greater than two percent. Canada has in excess of 50 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content, and the United States has approximately 125 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content. Cost-effective desulfurization technology will play a key role in making many of these high-sulfur crude oil reserves more economically exploitable.

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

     METALS REMOVAL. Heavy metals in petroleum damage refinery catalysts and reduce the value of refined petroleum products. In addition, heavy metals limit the efficiency of conventional desulfurization technologies.
Bioreactor systems have been developed for the extraction of metals from wastewater. EBC believes that similar systems can be developed for the biocatalytic removal of metals from crude oil and residual oil.

     VISCOSITY REDUCTION AND CRACKING. Bioprocessing technologies have been used for many years to depolymerize very viscous solutions of corn starch to produce high fructose corn syrup. A similar chemical process in refineries, called "cracking," refers to the thermal degradation of complex hydrocarbon molecules into simpler, higher-value products. The Company believes that a biocatalytic liquefaction system could be applied to molecules in some highly viscous crude oils, which currently have little commercial value. The Company believes that this process could produce crude oil with significantly reduced viscosity, a higher proportion of molecules in the gasoline and diesel fuel boiling range, and increased commercial value.

     COAL DESULFURIZATION. Conventional desulfurization technologies cannot economically remove organic sulfur from coal. Therefore, high-sulfur coal represents a potential future market for the Company's desulfurization technology. The Company believes that the BDS technology it develops for liquid fossil fuels eventually may have application in the desulfurization of coal and, in particular, coal slurries.

BUSINESS STRATEGY

     EBC's goal is to become the leading provider of biorefining solutions for the petroleum industry. The Company's strategy is to concentrate its internal resources on the research, development and marketing of its BDS technology while entering into strategic alliances to assist in the engineering and construction of BDS units and in the manufacturing of the biocatalyst employed in the BDS process. To commercialize BDS, the Company must develop the BDS process to a competitive commercial level, establish the infrastructure required to deliver, supply and service the BDS units, and sell the BDS units to refiners and oil producers. The Company believes it has chosen the most rapid commercialization strategy by working on these efforts in parallel and leveraging internal resources with strategic alliances.

     EBC believes that its technology has broad potential application in the processing of petroleum products. Although its technology will first be directed at biocatalytic desulfurization, the Company's long-term plan is to expand the capabilities of its technology to address the removal of other petroleum impurities (e.g., nitrogen and metals), to address other refining processes (e.g., viscosity reduction and cracking) and to remove sulfur from coal.

RESEARCH AND DEVELOPMENT

     To commercialize BDS, the Company must improve the productivity of the biocatalyst to a competitive economic level while developing an engineered bioreactor system that allows the control of several variables to induce optimal biocatalytic desulfurization. To accomplish these goals, the Company has conducted extensive research, development and testing of the biocatalyst and bioreactor, and has assembled a team of scientists and engineers with extensive experience in microbial physiology, molecular biology, biochemistry, fermentation, process development and scale-up, biochemical engineering, separations technology, and refinery process engineering and operations.

     The focus of EBC's research and development efforts has been to develop the BDS process for use in treating diesel fuel, gasoline and crude oil.
The Company expects the desulfurization of diesel fuel, where its development efforts are the most advanced, to be the first commercial application of its BDS technology. As a result of the specificity of the biocatalyst for each product application, the Company expects that further development will be required to commercialize its BDS technology for use in treating gasoline and crude oil.

     In late 1992, EBC initiated operations of a continuous bench-scale unit capable of desulfurizing up to one-half of a barrel of crude oil per day. A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and began processing diesel feedstock for desulfurization in March 1995. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant is utilizing hydrotreated diesel fuel from TOTAL and straight-run diesel fuel from Petro Star as feedstock, and is undergoing a variety of experiments that will allow the Company's team of scientists and engineers to evaluate the performance of the biocatalyst, the reactor and the separations systems under a wide range of operating conditions. The information derived from operating the pilot plant is providing the design basis for commercial-scale BDS units and is also being used to guide further development of the Company's other BDS applications for crude oil and other petroleum products.

     In 1994, the Company was awarded $2 million of federal funding under the Advanced Technology Program ("ATP") administered by the National Institute of Standards and Technology. The ATP project is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. The three-year program funded with this award is intended to accelerate the pace of development in crude oil desulfurization, moving the BDS technology in this area from the research level toward the pilot plant phase. In 1997, the Company was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million, three-year program dedicated to the development of a BDS application for gasoline. The DOE-funded program is intended to accelerate the advancement of the Company's BDS technology for gasoline desulfurization from bench-scale research and development to pilot-scale development.

     The Company had research and development expenses for the years ended December 31, 1995, 1996, and 1997 of $7,338,319, $9,210,227, and $9,087,149,
respectively.   See "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations."

BIOCATALYST DEVELOPMENT

     The central element of the Company's BDS technology is the "biocatalyst," a microorganism originally isolated from the soil that has been genetically engineered to maximize its effectiveness in removing the sulfur molecules in petroleum. The effectiveness of the biocatalyst, as with any other catalyst, depends upon the optimization of three important attributes: (i) the rate of reaction; (ii) the specificity of the catalyst for the target molecules; and (iii) the stability of the catalyst under operating conditions. EBC has made significant progress in each of these areas. See "-- Risk Factors --Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     REACTION RATE. The observed reaction rate in the Company's BDS process is a function both of the intrinsic abilities of the biocatalyst (i.e., its specific activity) and of the conditions in the particular reactor. The intrinsic activity of the biocatalyst depends upon several factors at the cellular level. In 1997, the Company maximized one of these factors by "overexpressing" the critical enzymes in the biocatalyst's cells so that they represent about 30 percent of its total cellular protein. The overexpression of these enzymes was achieved through a combination of genetic engineering strategies, the most significant of which were the amplification of the genes responsible for producing these enzymes (i.e., creating multiple copies of such genes in each organism) and the modification of the DNA sequence of these genes to encourage the cells to make between 100 and 1,000 times more of the key enzymes than they normally would. The Company also was able to incorporate the earlier discovery of a fourth component of the system into its current biocatalyst. When appropriately amplified with the other enzymes, the incorporation of this fourth component has significantly increased the reaction rate of the biocatalyst.

     SPECIFICITY. The Company's BDS process employs enzymes specifically directed at a certain class of sulfur molecules in petroleum to catalyze the desulfurization reactions. Although this class of sulfur molecules includes the predominant types of sulfur molecules found in diesel fuel, anticipated regulations governing the sulfur content of diesel fuel are expected to require such low concentrations of sulfur that the Company's BDS process will also need to address the less predominant, more complex sulfur molecules found in diesel fuel. In 1997, the Company's scientists identified and characterized these "desulfurization resistant" molecules and developed a strategy for the optimization of the biocatalyst to increase the specificity of the biocatalyst for such molecules. The Company believes that its lab results support the feasibility of this approach and that it is making rapid progress in broadening the biocatalyst specificity to address these molecules.

     STABILITY. The BDS biocatalyst is a living organism and a dynamic system in which enzymes within the cell are continually being made and destroyed. The Company's research and development team has observed a gradual decay of biocatalyst activity in the reactor system as a result of these metabolic processes. In 1997, EBC researchers demonstrated that the cells remained active in the reactor for days after desulfurization activity had ceased. The Company's research and development team has characterized the nature of the inactivation of the desulfurization characteristics of these cells and is working to develop new strains that degrade the desulfurization enzymes more slowly and are genetically engineered to produce more desulfurization enzymes while the biocatalyst remains in the reactor system. In 1997, the Company developed a new strain of the biocatalyst organism that terminates the desulfurization reaction at a point that allows removal of the oxidized sulfur molecules (as an organic sulfinate) while minimizing the metabolic consequences of complete conversion of the molecules to inorganic sulfate. This change increased the activity of the biocatalyst significantly and had very positive effects on its stability.

PROCESS ENGINEERING

     In addition to efforts in biocatalyst development, EBC has allocated considerable resources to the development of the process technology for the first BDS units. The Company believes that scale-up of its BDS process can be accomplished with conventional process engineering technology. The Company began pursuing several opportunities in 1997 to accelerate the commercial viability of its BDS technology through more innovative use of available process technology. The Company's process development team substantially improved the efficiency of the BDS reactor system and reduced the cost of the BDS process in 1997, and is continuing to pursue additional improvements in efficiency and cost through process engineering efforts in three main areas:
(i) separations technology; (ii) biocatalyst regeneration; and (iii) byproduct disposition. The Company's objectives in these three areas are to adapt conventional process technology from other commercially proven processes in a manner that lowers the activity and stability requirements placed on the BDS biocatalyst, thereby reducing the cost and improving the commercial viability of BDS units. Each of the three targeted engineering innovations represents an attempt to take greater advantage of some established characteristic or capability of EBC's current biocatalyst technology, creating a synergy between biocatalyst and process development. Representatives of the Company meet regularly with representatives of M.W. Kellogg to ensure that all of the targeted innovations are appropriate and suitable for scale-up and commercialization within a typical petroleum refinery. See "-- Risk Factors -- Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     BDS PILOT PLANTS. The Company and Petrolite jointly operate the Company's principal BDS pilot plant at Petrolite's facilities in St. Louis, Missouri. The St. Louis pilot plant, completed in late 1994, is a fully integrated desulfurization unit capable of processing up to five barrels of diesel fuel per day. It began processing diesel feedstock in March 1995 and was extensively revamped in 1997 to capitalize on process engineering improvements. The pilot plant is providing the basis for the design of commercial-scale BDS units. EBC built a second, smaller pilot plant during the second quarter of 1997 at its research facility in The Woodlands, Texas. The new pilot plant, which is capable of processing three gallons of diesel fuel per day, was built to facilitate the Company's process engineering initiatives, and was used to develop the reactor improvements that were implemented at the St. Louis pilot plant in the third quarter of 1997. It is a fully integrated unit, with three staged BDS reactors, separations equipment, recycle capabilities, and a PC-based process control system. The Company consulted with its alliance partner, M.W. Kellogg, during the revamp of the St. Louis pilot plant, and M.W. Kellogg provided the design for the this smaller pilot unit.

     BIOREACTOR TECHNOLOGY. The Company has designed and constructed both pilot plants to develop the catalytic process with hydrocarbon molecules in the presence of air, water and various process chemicals. Variables such as temperature, agitation rate and pH (acidity or alkalinity) can be controlled, and measured amounts of oxygen and process chemicals can be added to the mixture of biocatalyst and petroleum, optimizing the desulfurization environment. EBC implemented a redesigned, staged reactor system at the St. Louis pilot plant during the third quarter of 1997. Experiments at the pilot plant confirmed that the redesigned reactor system significantly increased the level of desulfurization, with no increase in total reactor volume. Experiments at the Company's smaller pilot plant further indicated that the Company's biocatalysT can be used more effectively by operating with a higher concentration of biocatalyst in the reactor. This discovery lead to the initiation in 1997 of engineering research efforts focused on the development of a low-cost separation scheme capable of recovering the oil from the reactor effluent when a much higher cell-loading is used in the reactor section of the process.

     SEPARATIONS.   The BDS process produces a mixture of water, desulfurized
hydrocarbons, biocatalyst, and sulfur byproduct. The mixture must be separated into its components, a process which involves substantial increases in difficulty and cost as the concentration of biocatalyst increases. The Company previously has developed technology, demonstrated in the laboratory and successfully implemented at the Company's St. Louis pilot plant in 1996, for the efficient separation of these components if the biocatalyst is present in the reactor at a relatively low concentration. This low concentration separation process employs a combination of conventional technologies which the Company believes can be scaled up to commercial levels without substantial difficulty. In connection with the Company's decision in 1997 to pursue efforts to increase the biocatalyst concentration used within the process as a complement to its efforts to increase the activity of the biocatalysT, the Company began working toward developing a low-cost separation process compatible with higher concentrations of biocatalyst that could still be scaled up economically to commercial levels. The Company's engineers are working closely with several equipment vendors and conducting experiments in the lab and the two pilot plants towards achievement of this objective.

     BIOCATALYST REGENERATION. As the biocatalyst used in the Company's BDS process circulates and is used to catalyze the BDS reaction, its activity level decreases with time, a phenomenon common in both biological and chemical catalysts. Prior to 1997, the Company's BDS process design was based upon continually feeding fresh biocatalyst into the process, using the biocatalyst for a period of time, and discarding the spent biocatalyst. In 1997, the Company discovered a biocatalyst formulation and a set of process operating conditions that allowed the biocatalyst to be regenerated, permitting the operation of the bioreactor system with a reduced amount of biocatalyst. The Company is pursuing this new process concept, which it believes may significantly reduce the operating cost of a BDS unit. In addition, the Company believes that the byproduct of the biocatalyst developed for this new mode of operation provides an opportunity to further improve the economics of the BDS process.

     BYPRODUCT DISPOSITION. The principal byproduct of the BDS process, when using a non-regenerative biocatalyst, is a water-soluble, inorganic sulfur compound that can be separated from the biorefined petroleum at relatively low cost. The Company has evaluated alternatives for the disposition of the sulfur resulting from this process and believes that the best alternative for most refineries would be conversion of the sulfur byproduct either to ammonium sulfate, which can be used as a fertilizer, or to sodium sulfate. A secondary byproduct of this process is the spent biocatalyst stream, which would be expected to be disposed of at an off-site commercial disposal facility as either a solid or other refinery waste. The principal byproduct of the BDS process concept currently being developed by the Company, using a regenerative biocatalyst, is an ionic salt of an organic sulfinic acid, called organic sulfinate, which the Company believes could have commercial value. The Company currently is exploring the market potential for this possible byproduct.

     MASS TRANSFER ISSUES. The Company's progress on improving the activity of the biocatalyst prior to 1997 increased the intrinsic reaction rate of the biocatalyst to a point where it was capable of performing at a rate that exceeded the rate at which sulfur molecules and the products of desulfurization could be transported to and from the enzymes. Limitations in the speed of a catalytic reaction as a result of the rate at which a substrate transfers to a catalyst (known as "mass transfer limitations") are commonly encountered in both biological and chemical catalysis and can frequently be overcome through one or more commonly used biological and chemical engineering solutions. In 1997, the Company modified both the biocatalyst and the reactor design to successfully overcome the mass transfer limitation, such that current biocatalyst is functioning at its maximum intrinsic activity in the current process design (i.e., the present rate of biodesulfurization is no longer being limited by mass transfer limitations).

PRODUCTION OF THE BIOCATALYST

     Large-scale growth and production, or fermentation, of biocatalysts is essential to the commercialization of the BDS technology. The Company's efforts in developing alternative microbial hosts have been intended to select hosts that can be produced more rapidly and at lower cost. The Company believes that this fermentation will not be substantially different from the many antibiotic and enzyme fermentations routinely commercialized by other biotechnology companies. The Company currently conducts small- and intermediate-scale (300 liter) fermentations at its laboratory facilities. These facilities are sufficient to supply laboratory and preliminary pilot plant needs for the biocatalyst. The Company is pursuing agreements with leading worldwide biocatalyst manufacturers to ensure a continuous supply of biocatalyst for the Company's BDS process. See "-- Risk Factors -- Technological Uncertainty; Risks Associated with Commercialization of BDS Technology" and "-- Risk Factors --Manufacture of Biocatalyst."

SCIENTIFIC ADVISORY BOARD

     The Company has retained a group of distinguished research scientists and engineers to provide advice on matters relating to its research, development and business activities. The Scientific Advisory Board, composed of five members, meets with the Company's scientists and management and is regularly available for consultation. Scientific advisors are compensated for expenses and certain advisors have been granted options to acquire Common Stock. The members of the Scientific Advisory Board are as follows:

     CHARLES L. COONEY, PH.D., PROFESSOR OF CHEMICAL AND BIOCHEMICAL ENGINEERING, MASSACHUSETTS INSTITUTE OF TECHNOLOGY. Dr. Cooney is widely recognized as an expert in the field of bioreactor design and engineering.
He is the author or co-author of more than 200 scientific publications and patents and has received many academic awards and honors, including being named Founding Fellow, American Institute for Medical and Biological Engineering, in 1992. In addition to serving as Professor of Chemical and Biochemical Engineering, Dr. Cooney also is Executive Officer in the Department of Chemical Engineering and Co-Director of the Program on the Pharmaceutical Industry at Massachusetts Institute of Technology. Dr. Cooney received his B.S. in Chemical Engineering from the University of Pennsylvania and his M.S. and Ph.D. in Biochemical Engineering from Massachusetts Institute of Technology.

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

     HERBERT L. HEYNEKER, PH.D., FOUNDER AND CHIEF TECHNICAL OFFICER, EOS BIOTECHNOLOGY, INC. Dr. Heyneker is an authority in microbial expression of human proteins, including insulin, growth hormone and tPA; protein engineering; and expression systems for industrial microorganisms. Dr. Heyneker serves as a director of Genpharm International, Inc. and Introgene, B.V., and as chairman of the Scientific Advisory Board of Pharming, B.V. He also serves as a scientific advisor for Genencor International, Inc., Genomyx Corp., ProtoGene Laboratories, Inc., and MaxyGen, Inc. He earned his Ph.D. from the University of Leiden, The Netherlands and completed his post-doctoral fellowship at the University of California-San Francisco Medical School.

     CHARLES F. KULPA, JR., PH.D., PROFESSOR OF BIOLOGICAL SCIENCES, UNIVERSITY OF NOTRE DAME. Dr. Kulpa is regarded as an expert in the fields of microbiology, bioremediation and biochemistry. His laboratory research work is concentrated in the areas of environmental and applied microbiology. Dr. Kulpa has authored or co-authored numerous papers detailing his research in microbiological and biochemistry processes. Active in many scientific organizations, Dr. Kulpa has served as President of the Indiana Branch of the American Society for Microbiology and currently is a director of the Southern Great Lakes Region, Society of Industrial Microbiology. He received his B.S., M.S. and Ph.D. in Microbiology from the University of Michigan.

     W. ARTHUR PORTER, PH.D., PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE HOUSTON ADVANCED RESEARCH CENTER. In addition to his responsibilities as President and Chief Executive Officer of The Houston Advanced Research Center ("HARC"), Dr. Porter is adjunct professor of electrical and computer engineering at Rice University in Houston. He is a recognized international authority on technology commercialization and the management of collaborative projects. Dr. Porter serves on the boards of the Southwest Research Institute, the Texas Academy of Mathematics and Science, the University of Houston Center for Public Policy, and HARC. He received his B.S. and M.S. degrees in Physics from the University of North Texas and his Ph.D. in Interdisciplinary Engineering from Texas A&M University.

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

     The Company's alliance agreement with TOTAL contemplates an evaluation of pilot plant operations, commencing after the Company's completion of the development of a prototype biocatalyst. The Company completed the development of a prototype biocatalyst in late 1996 and continues to conduct bench-scale and pilot plant experimentation using improved generations of the prototype biocatalyst to address the desulfurization targets requested by TOTAL. The prototype biocatalyst is intended to possess characteristics sufficiently similar to the commercial biocatalyst to permit the design of a commercial-scale BDS unit although it is not expected or intended to possess sufficient specific activity or other characteristics necessary to be commercially viable. If the results from the pilot plant are satisfactory, it is expected that TOTAL will build and operate at TOTAL's expense a pilot BDS unit at TOTAL's European Center for Research and Technology and simultaneously will build a commercial BDS unit at one of its refineries.
The Company intends to continue the development of the biocatalyst to improve its specific activity and other characteristics necessary for commercial viability during the period in which TOTAL is building these BDS units.
TOTAL has indicated that it intends to employ its initial BDS units for the "ultra deep" (below 500 ppm) desulfurization of diesel, a range of desulfurization below current regulatory standards in which BDS is expected to possess greater cost advantages as compared to HDS. The Company is also continuing to develop its BDS technology for the desulfurization of diesel fuel in ranges above 500 ppm.

     TOTAL is a wholly owned subsidiary of TOTAL S.A., a leading international oil and gas company based in France. TOTAL S.A. participates in every phase of the oil and gas industry with operations in more than 80 countries worldwide and revenues of over $46 billion.

     KOCH REFINING COMPANY. In December 1993, the Company entered into an alliance with Koch Refining Company ("Koch") for the development of a biotechnology-based desulfurization system for refinery oil streams. The alliance is expected to accelerate the development of BDS for certain gasoline streams and customize that development for Koch's applications. Under the terms of the alliance, the Company is primarily responsible for improving the performance of the biocatalyst used in the BDS process and developing a commercial BDS system. Koch is primarily responsible for selecting and providing the target gasoline stream as well as testing desulfurized product quality. Koch also will provide engineering support as needed in the development of a BDS unit for Koch's operations. Until commercialization, the Company and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Upon commercialization, Koch will be repaid for direct costs and expenses incurred in assisting BDS development. Repayment will be in the form of a 10 percent rebate on desulfurization processing fees charged to Koch until Koch has been repaid its share of BDS development costs. EBC expects that the development alliance with Koch will facilitate commercialization of the Company's BDS technology for target gasoline streams.

     Koch is a part of Koch Industries, one of the largest privately held companies in the United States. Koch Industries, with annual revenues in excess of $30 billion, is involved in virtually all phases of the oil and gas industry, as well as chemicals, chemical technology products, agriculture, hard minerals, real estate, and financial investments.

     TEXACO EXPLORATION AND PRODUCTION TECHNOLOGY DIVISION. In July 1993, the Company signed an agreement with the Exploration and Production Technology Division of Texaco Inc. ("Texaco") for the development of a BDS process for crude oil. Under the terms of the alliance, the Company primarily is responsible for improving the performance of the biocatalyst used in the BDS process. Texaco primarily is responsible for field operations, analytical chemistry work, and selecting and providing the target crude oil stream as well as testing desulfurized product quality. Process engineering is conducted jointly by the parties. The Company and Texaco each bear their own costs and expenses incurred in connection with the collaboration. In the event the Company sub-licenses Texaco's intellectual property and proprietary information, licensed by Texaco to the Company, the Company has agreed to pay Texaco an amount equal to 10 percent of the desulfurization processing fee charged to Texaco until such time as the Company has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration. The Company expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology for crude oil applications.

     Texaco is one of the largest oil companies in the world with operations in crude oil production, refining and marketing. Texaco has annual revenues in excess of $46 billion.

     PROSPECTIVE ADDITIONAL CUSTOMER ALLIANCES. The Company is pursuing additional alliances with potential customers, particularly in the Middle East and Asia, two markets that are expected to make significant investments in desulfurization technology over the next decade.

ALLIANCES WITH SUPPLIERS

     THE M.W. KELLOGG COMPANY. In August 1994, the Company signed an agreement with The M.W. Kellogg Company ("M.W. Kellogg") to collaborate on the development and commercialization of BDS technology. Under the terms of the collaboration, M.W. Kellogg will serve as an engineering consultant to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for commercial BDS units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and applies to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided 500 engineering work hours of service at no cost to the Company. M.W. Kellogg also agreed to provide an additional 1,500 work hours of service at M.W. Kellogg offices at reduced rates. EBC expects that the development alliance with M.W. Kellogg will substantially enhance its refinery engineering capabilities and market access.

     M.W. Kellogg is an ISO 9001-certified, international technology-based engineering and construction contractor, serving primarily the hydrocarbon, chemical and energy related industries. M.W. Kellogg is a wholly owned subsidiary of Dresser Industries, Inc., a major supplier of highly engineered products and services primarily used in hydrocarbon and energy-related activities throughout the world. Dresser Industries, Inc. has annual revenues in excess of $7 billion.

     BAKER PETROLITE CORPORATION. In March 1992, the Company entered into a collaboration agreement with Petrolite Corporation, now Baker Petrolite Corporation ("Petrolite"). The Company and Petrolite agreed to jointly develop the Company's BDS process and utilize emulsification and separations technologies and process chemicals developed by Petrolite, if needed. In connection with this collaboration, Petrolite agreed to provide the emulsification and separations equipment necessary for the storage, mixing, injection and delivery of biocatalysts and process chemicals used in the BDS process and to pay the Company $5.4 million during the first two years of the agreement for research and development. Petrolite also agreed to design and finance construction of the pilot plant and to provide service personnel to operate and service the BDS units on site at customer locations. The Company agreed to market the BDS process and the Company's biocatalyst, and to fund, during the third through fifth years of the agreement, research and development related to BDS at an annual rate of not less than four percent of the Company's net revenues from BDS projects or $2.5 million, whichever is greater. Under the collaboration agreement, the Company is obligated to pay Petrolite 22 percent of all site license fees received by the Company from BDS customers and 22 percent of adjusted gross profit (as defined in the agreement) realized from operation of the BDS units. The Company expects that the development alliance with Petrolite, and now Baker Petrolite, will facilitate commercialization of the Company's BDS technology through the development and testing of the pilot plant.

     In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations (ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the closing of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with the gross cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998. The Company does not plan to exercise the option unless and until it has raised substantial additional funds or received additional capital.

     Petrolite was acquired by Baker Hughes Incorporated ("Baker Hughes") in 1997 in connection with which it merged with Baker Hughes subsidiary Baker Performance Chemicals. Baker Hughes, which serves the worldwide petroleum and processing industries, has annual revenues in excess of $3 billion.

CUSTOMER AGREEMENT

     In March 1998, the Company entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is currently under way. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee paid upon execution of the agreement and $300,000 additional site license fees payable at various stages during the term of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, the Company issued a four-year warrant entitling Petro Star to purchase 200,000 shares of EBC Common Stock at an exercise price of $3.11 per share. The successful implementation of a commercial BDS unit will be dependent upon the Company's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rate, specificity and stability) and process technology (e.g.,
bioreactor and separations technology).   See "-- Risk Factors --
Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     Petro Star, a wholly owned subsidiary of Arctic Slope Regional Corporation, refines and distributes petroleum products throughout Alaska. The Anchorage-based company owns and operates oil refineries in Valdez and North Pole, Alaska, with distribution facilities in Fairbanks, Kodiak and Dutch Harbor. The Petro Star Valdez refinery is a major supplier of military jet fuel, as well as marine diesel and other middle distillate products.

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

     The Company has an active program in place to maintain and build its intellectual property position. Seven U.S. patents on BDS technology have been issued to The Institute of Gas Technology ("IGT") and licensed exclusively to the Company, subject to the U.S. government's rights to certain of such patents. Additionally, one U.S. patent has been issued to the Korean Institute of Science & Technology and licensed on a nonexclusive basis to the Company. A U.S. patent claiming the use of BDS in combination with
HDS for BDS technology was issued to the Company in 1993.   The two-stage
process for deep desulfurization covered by this patent involves the use of BDS in conjunction with conventional HDS technology, taking advantage of the significant synergies between the two technologies. The Company was issued three patents during the year ended December 31, 1994 and three patents during the year ended December 31, 1995. The most significant of the three patents issued in 1994 is the "Recombinant DNA Encoding a Desulfurization Biocatalyst" patent, which is a fundamental recombinant DNA patent on the genetic sequences for enzymes that desulfurize petroleum. This patent is an important milestone in the development of the Company's worldwide competitive position and establishes its technical leadership in biodesulfurization. The remaining two patents issued in 1994 include "A Process for the Desulfurization and the Desalting of Fossil Fuels" and "Microemulsion Process for Direct Biocatalytic Desulfurization of Organosulfur Molecules." The patents issued in 1995 include "Multistage Process for Deep Desulfurization of Fossil Fuels," "Method for Separating a Sulfur Compound from Carbonaceous Materials" and "Continuous Process for Biocatalytic Desulfurization of Sulfur-Bearing Heterocyclic Molecules." In 1996, an additional five U.S. patents were issued to the Company, including continuations in part on the HDS/BDS patent first issued in 1993 and the desalting patent first issued in 1994 as well as two entirely new patents related to oil/water separations technology and a novel process for the reduction of oil viscosity. The technologies to which these patents relate are expected to yield long-term improvement in the economics of biodesulfurization for the Company. In 1997, an additional U.S. patent was issued to the Company relating to a method for removing and separating metals from fossil fuels. Patents issued to or licensed by the Company begin to expire in the year 2010.

     The Company has filed patent applications in the U.S. and worldwide under the Patent Cooperation Treaty as well as in targeted countries not involved in the treaty such as Venezuela. In total, the Company has rights to 21 U.S. patents (including cell recombinant DNA and fundamental process patents) and 32 foreign patents. In addition, the Company has 14 applications pending in the U.S. patent office, and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst gene. See "--Risk Factors--Patents and Proprietary Technologies."

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

     As of December 31, 1997, the Company employed 84 people, 26 of whom hold Ph.D. degrees and 13 of whom hold other advanced degrees. The Company's employees with doctoral degrees represent collective expertise in molecular biology, microbiology, biochemistry, chemistry and chemical and process engineering. The Company believes that its relationship with its employees is good.

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

     Under TSCA, the U.S. Environmental Protection Agency ("EPA") regulates the use of chemicals for commercial purposes, and the EPA has asserted that it has jurisdiction under TSCA to regulate genetically engineered microorganisms ("GEMs"). Prior to commercialization of the Company's biocatalyst product, the Company will most likely be subject to the Premanufacture Notice Requirements under TSCA in marketing its BDS technology. Under the Premanufacture Notice Requirements, if the EPA finds that the Company's biocatalyst product poses an unreasonable risk to the environment, it may establish controls on its manufacture, distribution or disposal. Based on written communication with the EPA, the Company does not believe that compliance with TSCA will delay the commercialization of the BDS process.

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

RISK FACTORS

TECHNOLOGICAL UNCERTAINTY; RISKS ASSOCIATED WITH COMMERCIALIZATION OF BDS TECHNOLOGY

     Since its inception, the Company has engaged primarily in research and development related to its BDS process. The Company's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. The Company's ability to make its BDS technology commercially viable will depend in large part on its success in (i) achieving improvement of its biocatalyst, including the manipulation of the genes responsible for desulfurization activity to increase the reaction rate, specificity and stability of the biocatalyst, (ii) improving the rate at which sulfur molecules transfer from petroleum to the biocatalyst, (iii) developing the fermentation process, (iv) contracting for the manufacture of, or manufacturing, sufficient biocatalyst for use in commercial BDS units, (v) developing a bioreactor for use with the BDS process capable of operating at commercial levels of throughput and desulfurization, (vi) identifying economically viable processes for commercial-scale sulfur byproduct disposition and (vii) marketing its BDS systems effectively. The accomplishment of some or all of these objectives may take longer than anticipated or may never occur. If the accomplishment of any of these objectives takes longer than anticipated, the Company may require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that the Company will be able to successfully commercialize the BDS technology.

HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has incurred net losses since its inception and expects its losses to increase in the foreseeable future as it increases its expenditures for the continued development and commercialization of its biorefining technology. The Company has not derived any revenues to date from the use or sale of its biorefining technology and had an accumulated deficit of $55,204,265 at December 31, 1997. The time required for the Company to become profitable is uncertain, and there can be no assurance that the Company will achieve profitability on a sustained basis, if at all.

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

PATENTS AND PROPRIETARY TECHNOLOGIES

     The Company's success is heavily dependent upon its proprietary BDS and other technologies. In total, the Company has rights to 21 U.S. and 32 foreign patents. In addition, the Company has 14 patent applications pending in the U.S. patent office and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst genes. There can be no assurance concerning the scope, validity or value of such patents, patent applications or related intellectual property rights. Furthermore, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties, particularly where third parties may independently develop similar technologies, duplicate any of the Company's technologies or design around any proprietary technologies owned by the Company. Any such misappropriation could have a material adverse effect on the Company. Although the Company does not believe any of its proprietary technologies infringe the patent or other proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into license arrangements or result in litigation. In the event that the Company may be required to obtain licenses to patents or other proprietary rights of third parties, there can be no assurance that any required licenses would be made available to the Company on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in commercializing its BDS technology while it attempts to design around such patents or could find that the commercialization of its BDS technology could be foreclosed. In addition, to the extent that the Company seeks to protect its proprietary technologies overseas, there can be no assurance that steps taken by the Company to protect its proprietary technologies will be adequate under the laws of certain foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

DEPENDENCE ON COLLABORATORS

     The Company has been dependent on collaborative relationships for development of certain key components of the BDS process, and the Company's commercialization strategy contemplates continued dependence on collaborative relationships. The Company has signed an agreement with M. W. Kellogg to provide the basic engineering designs necessary for BDS implementation at customer sites and an agreement with Petrolite relating to the development of the Company's BDS technology and the construction and operation of the

Company's pilot plant. Each alliance partner is currently providing technical assistance during the development of the BDS process. The Company also has entered into an alliance with TOTAL relating to the application of the BDS process to diesel fuel, an alliance with Koch to develop the BDS process for certain gasoline products, and an alliance with Texaco to develop a process for desulfurizing high-sulfur crude oil. Collaborative arrangements involve risks that the participating partners may disagree on business decisions and strategies, which may result in delays, additional costs or litigation. The inability of the Company to successfully maintain existing collaborative relationships or enter into new collaborative relationships could have a material adverse effect on the Company. See "-- Alliances."

NEED FOR ADDITIONAL FUNDS

     EBC's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue over the foreseeable future. The Company believes that its existing capital resources will be sufficient to fund its operations through early 1999. The report of Arthur Andersen LLP, the Company's independent auditors, on EBC's financial statements for the year ended December 31, 1997 includes an emphasis paragraph with respect to the Company's need for future financing to develop and commercialize its technology. Thereafter, the Company will need to raise additional funds to continue development and commercialization of its biorefining technology. The Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to the Company. The Company's inability to raise funds when needed may require the Company to delay, scale back or eliminate some or all of its research and product development programs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

GOVERNMENT REGULATION

     Certain of the Company's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, the Company generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of the Company are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of the Company's technology, the Company's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. In addition, commercialization of the BDS technology outside the United States will require compliance with the regulations of foreign countries. Failure to comply with applicable regulations could have an adverse effect on the Company. See "--Government Regulation."

COMPETITION

     The Company expects to encounter competition from suppliers of existing desulfurization technology in the marketing of the Company's BDS units.
These companies have well-established relationships in the refining industry and have substantially greater financial, technical and human resources than the Company. In addition, new desulfurization technologies could be developed
that are competitive with or superior to the Company's BDS technology.   See
"--Competition."

ITEM 2. PROPERTIES

FACILITIES

     The Company's corporate offices and laboratories are situated in a 28,500 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas. Pursuant to the lease, monthly payments of $30,440 are required for base rent. The lease for this facility expires in 1998 and the Company has a renewal option extending the lease to 2003. Approximately 20,500 square feet of this space is devoted to research and development. The facility includes two laboratories designed for molecular biology/microbiology/microbial physiology, a process engineering laboratory, a biochemistry laboratory, a media preparation laboratory, and an analytical laboratory that provides all the routine sulfur and hydrocarbon analyses for the operation. In March 1995 the Company completed construction of a fermentation laboratory, microbiology laboratory and accelerated development program laboratories.

     See "Item 1. Business - Patents and Proprietary Technology" for a description of the Company's patents.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings required to be reported in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1997.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock (symbol: ENBC) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarterly period in the two years ended December 31, 1997 as reported on the Nasdaq National Market:


  YEAR ENDED DECEMBER 31, 1997                                  HIGH         LOW
  ----------------------------                                -------      -------
  First Quarter . . . . . . . . . . . . . . . . . . . .       $  8.25      $  5.00
  Second Quarter  . . . . . . . . . . . . . . . . . . .          6.50         4.00
  Third Quarter . . . . . . . . . . . . . . . . . . . .          6.63         4.00
  Fourth Quarter  . . . . . . . . . . . . . . . . . . .          7.81         2.63


  YEAR ENDED DECEMBER 31, 1996                                  HIGH         LOW
  ----------------------------                                -------      --------
  First Quarter . . . . . . . . . . . . . . . . . . . .       $  8.75      $  5.25
  Second Quarter  . . . . . . . . . . . . . . . . . . .          9.50         5.50
  Third Quarter . . . . . . . . . . . . . . . . . . . .          8.63         4.38
  Fourth Quarter  . . . . . . . . . . . . . . . . . . .          7.50         4.88

     As of March 14, 1998, 12,251,434 shares of common stock were outstanding and the Company had approximately 118 shareholders of record.

DIVIDENDS

     EBC has never paid cash dividends on its common stock. The Company currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1997 and with respect to the Company's balance sheets as of December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the audited Financial Statements of the Company. The Company's independent public accountants, Arthur Andersen LLP, have included an emphasis paragraph in their report on the Company's Financial Statements as of December 31, 1997 to the effect that in order to develop and commercialize its technology, additional financing will be required.
The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                               1993         1994            1995               1996            1997
                                            ----------   ----------      -----------        ----------     ------------
STATEMENTS OF OPERATIONS DATA:                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:

  Sponsored research revenues  . . . . . . .$    1,134   $    1,148      $     1,567        $    1,778      $     1,652
  Interest and investment income . . . . . .       510          573            1,401               807              650
                                            ----------   ----------      -----------        ----------     ------------
    Total revenues . . . . . . . . . . . . .     1,644        1,721            2,968             2,585            2,302
Costs and Expenses:
  Research and development . . . . . . . . .     4,894        5,723            7,338             9,210            9.087

  General and administrative . . . . . . . .     2,037        2,978            2,877             2,608            2,754
                                            ----------   ----------      -----------        ----------     ------------
    Total costs and expenses . . . . . . . .$    6,931   $    8,701      $    10,215       $    11,818      $    11,841
                                            ----------   ----------      -----------        ----------     ------------
Net loss . . . . . . . . . . . . . . . . . .$   (5,287)  $   (6,980)     $    (7,247)      $    (9,233)     $    (9,539)
                                            ----------   ----------      -----------        ----------     ------------
                                            ----------   ----------      -----------        ----------     ------------
Net loss per common share - basic and
 diluted . . . . . . . . . . . . . . . . . .$    (0.57)  $    (0.75)(1)  $     (0.95)(1)    $    (1.04)(1)  $     (1.09)(2)
                                            ----------   ----------      -----------        ----------     ------------
                                            ----------   ----------      -----------        ----------     ------------
Shares used in computing net loss
 per common share - basic and
 diluted  . . . . . . . . . . . . . . . . .  9,195,517    9,967,645       10,227,595        11,248,029       11,769,458
                                            ----------   ----------      -----------        ----------     ------------
                                            ----------   ----------      -----------        ----------     ------------

--------------

(1) Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994, by the weighted average number of shares of common stock outstanding during the period.

(2) Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994 and the Series B Preferred Stock issued in February and March 1997, by the weighted average number of shares of Common Stock outstanding during the period.

                                                                  DECEMBER 31,
                                                                  ------------

                                                     1993      1994        1995        1996        1997
                                                     ----      ----        ----        ----        ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . .     $  6,135   $ 28,284    $  6,172    $  3,106     $  9,661
Working capital . . . . . . . . . . . . . . .       11,650     26,269      15,084       8,770       10,102
Total assets  . . . . . . . . . . . . . . . .       16,055     32,175      23,809      13,711       14,965
Long-term capital lease obligations . . . . .           32         21          11          --           --
Accumulated deficit . . . . . . . . . . . . .      (14,501)   (21,907)    (31,321)    (42,713)     (55,204)
Total stockholders' equity  . . . . . . . . .       12,891     28,444      21,577      12,715       13,698

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all of its resources to research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1997, the Company's accumulated deficit was $55,204,265.

RESULTS OF OPERATIONS

     The Company had total revenues for the years ended December 31, 1995, 1996 and 1997 of $2,967,954, $2,585,419 and $2,302,733, respectively.
Sponsored research revenues increased by $211,354 from 1995 to 1996, primarily as a result of the Company's grant from the National Institute of Standards and Technology ("NIST") and a research and development agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite"). Sponsored research revenues decreased by $126,907 from 1996 to 1997, primarily as a result of a decrease in deferred revenue recognized under the Petrolite agreement offset in part by an increase in revenues from the NIST and Department of Energy ("DOE") grants and Carbide/Graphite research and development agreement. Payments under the Petrolite agreement were initiated on April 1, 1992 and totaled $5,400,000 through March 1994. No payments were received from Petrolite in 1995, 1996 or 1997. In each of the years ended December 31, 1995 and 1996, $1,134,000 was recognized as revenue and in the year ended December 31, 1997, $13,500 was recognized as revenue under the Petrolite agreement; as of December 31, 1995, 1996 and 1997, the Company had balances of $1,147,500, $13,500 and zero, respectively, of deferred revenues under the Petrolite agreement. The amount recognized was based on the total payments received in relation to the total research and development costs to be incurred under the terms of the agreement. Interest and investment income decreased by $593,889 and $156,287 in 1996 and 1997, respectively, as a result of a decrease in cash and cash equivalents and related investments in marketable securities.

     The Company had research and development expenses for the years ended December 31, 1995, 1996 and 1997 of $7,338,319, $9,210,227 and $9,087,150,
respectively. The increase of $1,871,908 from 1995 to 1996 resulted from the addition of nine personnel in the research and development department, additional office space acquired during the first quarter of 1996 for research personnel and a $1,000,000 option payment to Petrolite. The decrease of $123,077 from 1996 to 1997 reflects the nonrecurring payment to Petrolite in 1996 of $1,000,000, offset in part by payment of pilot plant operating expenses to Baker Petrolite, the hiring of a vice president for process development and increases in catalyst production. The Company expects its research and development expenses to decrease during 1998 as a result of the implementation of certain reductions in costs and expenses to conserve its resources for the development of the Company's proprietary BDS technology. The Company's research and development expenses will increase substantially, however, if the Company makes the $9,000,000 payment to exercise the Petrolite option in 1998, the entire amount of which will be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option until it has raised additional funds or received additional capital.

     The Company had general and administrative expenses for the years ended December 31, 1995, 1996 and 1997 of $2,877,351, $2,607,972 and $2,754,137,
respectively. The $269,379 decrease from 1995 to 1996 resulted primarily from decreased consulting fees, legal fees and insurance. The $146,165 increase from 1996 to 1997 resulted primarily from the severance compensation payable to the Company's former chief executive officer in 1997. The Company expects to decrease its general and administrative expenses in 1998 as a result of the implementation of certain reductions in costs and expenses to conserve its resources for the development of the Company's proprietary BDS technology.

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

     For the year ended December 31, 1997, the Company used $8,222,274 of funds in operating activities, and incurred $682,017 of capital expenditures. At December 31, 1997, the Company had cash, cash equivalents, and short term investments totaling $10,354,589 and working capital of $10,101,625.

     The Company expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has commitments through 1998 requiring the Company to spend approximately $25,000 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaborative agreements, as discussed below. The Company also expects its general and administrative expenses to decrease as it reduces its marketing, sales and other personnel to conserve its resources for the development of the Company's proprietary BDS technology.

     The Company signed an agreement with M.W. Kellogg in August 1994, to collaborate on the development and commercialization of the Company's proprietary biocatalytic desulfurization technology for reducing sulfur levels in petroleum streams. Under the terms of the collaboration, M.W. Kellogg will serve as an engineering partner to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial BDS units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided 500 engineering work hours of service at no cost to the Company. M.W. Kellogg has agreed to provide an additional 1,500 work hours of service at M.W. Kellogg offices at reduced rates, of which 500 had been utilized by the Company at December 31, 1997.

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

     In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations,
(ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the close of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998. The Company does not plan to exercise the option unless and until it has raised substantial additional funds or received additional capital.

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

     The Company entered into a license agreement with Stanford University in November 1993 for the use of its patented recombinant DNA technology which may be employed in the development of the Company's biocatalytic desulfurization process. The license requires a minimum annual advance on earned royalties of $10,000. The final payment required under this license was made in 1997.

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to satisfy its funding operations through early 1999. The Company will need to raise substantial additional capital to fund its operations thereafter. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.  FINANCIAL STATEMENTS.

     The financial statements required by this Item are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents Filed as a Part of this Report

1.  FINANCIAL STATEMENTS:
                                                                   PAGE
                                                                   ----

 Report of Independent Public Accountants  . . . . . . . . . . .    F-1
 Balance Sheets as of December 31, 1996 and 1997 . . . . . . . .    F-2
 Statements of Operations for the Years Ended December 31,
  1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . . .    F-3
 Statements of Stockholders' Equity for the Period from
  December 31, 1994 to December 31, 1997 . . . . . . . . . . . .    F-4
 Statements of Cash Flows for the Years Ended December 31,
 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . .    F-5
 Notes to Financial Statements . . . . . . . . . . . . . . . . .    F-6

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


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

3.1(a) Amended and Restated Certificate of Incorporation of Registrant
       (incorporated by reference to Exhibit 2 filed with Post-
       Effective Amendment No. 1 to the Registrant's Registration
       Statement on Form 8-A as filed with the Commission on March 15,
       1993).

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

3.1(d) Certificate of the Powers, Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   4.2 Form of Stock Purchase Agreement, dated as of February 21, 1997, by and between the Company and the Purchasers of the Series B Convertible Preferred Stock (incorporated by reference to
        Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

   4.3 Form of Stock Exchange Agreement, dated as of February 21, 1997, by and between the Company and the Exchanging Holders of Series A Convertible Preferred Stock (incorporated by reference to
        Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

   4.4 Stockholder Rights Agreement, dated as of March 8, 1995, between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 8, 1995).

  10.1 License and Technology Assistance Agreement, dated January 15, 1991, between the Company and Institute of Gas Technology ("IGT") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

  10.2 First Amendment to License and Technology Assistance Agreement, dated June 25, 1992, between the Company and IGT (incorporated by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form S-1 (No. 33-56718)).

  10.3 Second Amendment to License and Technology Assistance Agreement, dated September 23, 1993, between the Company and IGT
        (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993).

  10.4 Agreement, dated August 27, 1992, among the Company, IGT, the University of North Dakota ("UND") and Dr. Kevin Young
        (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

  10.5 Agreement, dated September 30, 1992, among the Company, UND and Dr. Kevin Young (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

  10.6  Collaboration Agreement, dated March 5, 1992, between the
        Company and Petrolite Corporation (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
        Form S-1 (No. 33-56718)).

  10.7 First Amendment to Collaboration Agreement, dated July 1, 1992, between the Company and Petrolite Corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration
        Statement on Form S-1 (No. 33-56718)).

  10.8 Second Amendment to Collaboration Agreement, dated October 18, 1993, between the Company and Petrolite Corporation
        (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

  10.9 Third Amendment and Addendum to Collaboration Agreement, dated August 24, 1995, between the Company and Petrolite Corporation (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1996).

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

  10.10 Fourth Amendment and Addendum to Collaboration Agreement, dated October 25, 1996, between the Company and Petrolite Corporation, as modified by Letter Agreement dated December 30, 1996 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1996).

  10.11 Lease Agreement, dated January 24, 1994, between The Woodlands Corporation and the Company (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

  10.12 Lease Agreement, dated May 24, 1993, between the Company and The Woodlands Corporation (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

  10.13 Registration Agreement, dated January 30, 1992, among the
        Company, The Travelers Indemnity Company and Gryphon Ventures
        II, Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

  10.14 Registration Agreement, dated April 29, 1991, between the
        Company and Gryphon Ventures II,  Limited Partnership
        (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-
        56718)).

10.15** Energy BioSystems Corporation 1992 Stock Compensation Plan
        (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

10.16** Energy BioSystems Corporation Non-Employee Director Option Plan
        (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-96096)).

10.17** Energy BioSystems Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.18** Simplified  Employee Pension Plan Retirement Plan Adoption
        Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

10.19** Employment Agreement, dated January 31, 1996, between the
        Company and Daniel J. Monticello (incorporated by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.20** Consultant Agreement between the Company and John T. Preston
        (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

10.21** Employment Agreement, dated August 21, 1991, between the Company and John H. Webb (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-
        56718)).

10.22** Amendment No. 1 to Employment Agreement, dated as of January 15,
        1996, between the Company and John H. Webb (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

*10.23** Employment Termination and Severence Agreement, dated as of Sepember
         30, 1997, between the Company and John H. Webb.

 10.24** Employment Agreement, dated July 18, 1995, between the Company and Paul G. Brown, III (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-96096)).

 10.25** Employment Agreement, dated July 18, 1995, between the Company and Mark W. John (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-96096)).

*10.26 Employment Agreement, dated October 1997, between the Company and Michael A. Pacheco.

 10.27 Research Agreement, dated November 8, 1993, between the Company and The University of Notre Dame (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-56718)).

 10.28 Research Collaboration Agreement, dated July 8, 1993, between the Company and Texaco, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

 10.29 Extension and Assignment of Research Collaboration Agreement, dated June 23, 1995, between the Company and Texaco Inc.
         (incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement on Form S-1 (No. 3-96096)).

 10.30 Extension and Assignment of Research Collaboration Agreement, dated July 3, 1996, between the Company and Texaco Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996).

 10.31 Extension and Assignment of Research Collaboration Agreement, dated June 30, 1997, between the Company and Texaco Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

 10.32 Letter Agreement dated February 10, 1994, between The M. W. Kellogg Company and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.33 Letter Agreement for Accelerated Development Program dated December 8, 1993, between the Company and Koch Refining Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         1993).

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

  10.34 License Agreement dated November 1, 1993, between the Company and Stanford University (incorporated by reference to Exhibit
        10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

  10.35 Collaboration Agreement dated July 7, 1994, between the Company and Total Raffinage Distribution S.A. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1994).

  10.36 Research Agreement, dated July 1, 1994, between the Company and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.37 Research Agreement, dated November 8, 1994, between the Company and The University of Notre Dame (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.38 Research, Option and License Agreement, dated December 15, 1994, between the Company and the University of Houston (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.39 Cooperative Agreement between the Company and the National Institute of Standards and Technology (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  *11.1 Computation of earnings per share.

  *23.1 Consent of Arthur Andersen LLP.

  *27.1 Financial Data Schedule.

------------------
 * Filed herewith
** Management contract or compensatory plan.

   (b) Reports on Form 8-K

   None.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              ENERGY BIOSYSTEMS CORPORATION


                              By: /s/ Ramon Lopez
                                  --------------------------------
                                      Ramon Lopez
                                      CHAIRMAN OF THE BOARD

DATED the 27th day of March, 1998.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:


          NAME                             TITLE                  DATE
          ----                             -----                  ----

/s/ Ramon Lopez                  Chairman of the Board       March 27, 1998
---------------------------       (Principal  executive
Ramon Lopez                       officer)

/s/ Paul G. Brown, III           Vice President--Finance     March 27, 1998
---------------------------       and Administration
Paul G. Brown, III                (Principal financial and
                                  accounting officer)

/s/ Daniel J. Monticello, Ph.D.  Vice President--Science     March 27, 1998
---------------------------       and Technology, and
Daniel J. Monticello, Ph.D.       Director

/s/ Edward B. Lurier             Director                    March 27, 1998
---------------------------
Edward B. Lurier

/s/ Thomas E. Messmore           Director                    March 27, 1998
---------------------------
Thomas E. Messmore

/s/ William E. Nasser            Director                    March 27, 1998
---------------------------
William E. Nasser

/s/ John S. Patton               Director                    March 27, 1998
---------------------------
John S. Patton

/s/ James R. Comeaux             Director                    March 27, 1998
---------------------------
James R. Comeaux

/s/ William D. Young             Director                    March 27, 1998
---------------------------
William D. Young

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Energy BioSystems Corporation:

     We have audited the accompanying balance sheets of Energy BioSystems Corporation (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 1 to the Financial Statements, the Company will require additional capital in order to continue the development and commercialization of its technology. Management's projections indicate that the Company can conserve its resources to maintain the Company's operations through early 1999. Management's plans in regard to these matters are described in Note 1.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy BioSystems Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP



The Woodlands, Texas
March 9, 1998

                         ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                            --------------------------------
                                                                                 1996                1997
                                                                            ------------         -----------
                                      ASSETS

 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .   $ 3,106,004         $ 9,661,310
   Short term investments  . . . . . . . . . . . . . . . . . . . . . . . .     5,891,584             693,279
   Prepaid expenses and other current assets . . . . . . . . . . . . . . .       767,893           1,013,872
                                                                            ------------         -----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .     9,765,481          11,368,461
                                                                            ------------         -----------

 Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,683                  --
 Furniture, equipment and leasehold improvements, net  . . . . . . . . . .     3,136,635           2,624,332
 Intangible and other assets, net  . . . . . . . . . . . . . . . . . . . .       801,832             972,266
                                                                            ------------         -----------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,710,631         $14,965,059
                                                                            ------------         -----------
                                                                            ------------         -----------

           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .  $    537,583         $   864,674
   Current portion of deferred revenue . . . . . . . . . . . . . . . . . .       193,500             180,000
   Current portion of obligations under capital lease  . . . . . . . . . .        11,632               3,556
   Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       252,443             218,606
                                                                            ------------         -----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       995,158           1,266,836
                                                                            ------------         -----------
Stockholders' equity:
   Series A convertible preferred stock
    $0.01 par value (liquidation value $24,000,000,
    508,800 shares authorized, 480,000  and zero shares
    issued and outstanding, respectively) . . . . . . . . . . . . . . . . .   23,295,585                 --
   Series B convertible preferred stock
    $0.01 par value (liquidation value $35,105,000, zero and
    760,000 shares authorized, zero and 702,100 shares
    issued and outstanding, respectively) . . . . . . . . . . . . . . . . .           --          33,853,380
   Common stock, $0.01 par value (30,000,000 shares
    authorized, 11,497,135 and 12,251,434 shares
    issued and outstanding, respectively) . . . . . . . . . . . . . . . . .      114,972             122,514
   Additional paid-in capital.  . . . . . . . . . . . . . . . . . . . . . .   32,018,218          34,926,594
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .  (42,713,302)        (55,204,265)
                                                                            ------------         -----------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .    12,715,473          13,698,223
                                                                            ------------         -----------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . .  $ 13,710,631         $14,965,059
                                                                            ------------         -----------
                                                                            ------------         -----------

    The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                          STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                      1995               1996                 1997
                                                    -----------        -----------         -----------
REVENUES:
   Sponsored research revenues . . . . . . .       $ 1,567,329        $ 1,778,683         $ 1,651,776
   Interest and investment income  . . . . .         1,400,625            806,736             650,449
                                                   -----------        -----------         -----------

     Total revenues  . . . . . . . . . . . .         2,967,954          2,585,419           2,302,225
                                                   -----------        -----------         -----------
COSTS AND EXPENSES:
   Research and development  . . . . . . . .         7,338,319          9,210,227           9,087,149
   General and administrative  . . . . . . .         2,877,351          2,607,972           2,754,137
                                                   -----------        -----------         -----------
     Total costs and expenses  . . . . . . .        10,215,670         11,818,199          11,841,286
                                                   -----------        -----------         -----------
 NET LOSS  . . . . . . . . . . . . . . . . .       $(7,247,716)       $(9,232,780)        $(9,539,061)
                                                   -----------        -----------         -----------
                                                   -----------        -----------         -----------
 NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED  . . . . . . . . . . . . . . .       $     (0.95)       $     (1.04)        $     (1.09)
                                                   -----------        -----------         -----------
                                                   -----------        -----------         -----------
 SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE . . . . . . . . . . . . .        10,227,595         11,248,029          11,769,458
                                                   -----------        -----------         -----------
                                                   -----------        -----------         -----------


The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997

                                            PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                         ---------------------    --------------------     PAID-IN      ACCUMULATED
                                         SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL        DEFICIT        TOTAL
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1994             480,000   $22,694,931    9,988,409   $ 99,884   $27,556,221   $(21,906,806)  $28,444,230
Exercise of stock options in
  1995 ($0.3036 to $7.25 per
  share). . . . . . . . . . . . . . . .       --            --      261,949      2,620       329,392             --       332,012
Issuance of stock for services
  ($6.25 per share) . . . . . . . . . .       --            --       10,000        100        62,400             --        62,500
Additional offering costs for Series
  A Preferred Stock . . . . . . . . . .       --       (14,132)          --         --            --             --       (14,132)
Dividends on Series A Preferred
  Stock paid in Common Stock. . . . . .       --    (2,178,000)     323,910      3,239     2,174,683             --           (78)
Accretion and dividends on
  Series A Preferred Stock. . . . . . .       --     2,465,353           --         --      (299,353)    (2,166,000)           --
Net loss. . . . . . . . . . . . . . . .       --            --           --         --            --     (7,247,716)   (7,247,716)
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1995             480,000    22,968,152   10,584,268    105,843    29,823,343    (31,320,522)   21,576,816
Exercise of stock options in 1996
  ($0.3036 to $5.50 per share). . . . .       --            --      589,200      5,892       365,620             --       371,512
Dividends on Series A Preferred
  Stock paid in Common Stock. . . . . .       --    (2,160,000)     323,667      3,237     2,156,688             --           (75)
Accretion and dividends on
  Series A Preferred Stock. . . . . . .       --     2,487,433           --         --      (327,433)    (2,160,000)           --
Net loss. . . . . . . . . . . . . . . .       --            --           --         --            --     (9,232,780)   (9,232,780)
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1996             480,000    23,295,585   11,497,135    114,972    32,018,218    (42,713,302)   12,715,473
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
Exercise of stock options in 1997
  ($0.3036 to $6.25 per share). . . . .       --            --      270,740      2,707       348,256             --       350,963
Issuance of Series B Preferred Stock. .  224,100    10,171,120           --         --            --             --    10,171,120
Exchange of Series A Preferred
  Stock for Series B Preferred
  Stock . . . . . . . . . . . . . . . . (478,000)  (22,853,138)          --         --            --             --            --
Issuance of Series B Preferred Stock
  for Series A Preferred Stock. . . . .  478,000    22,853,138           --         --            --             --            --
Issuance of Common Stock in
  exchange for Series A Preferred
  Stock . . . . . . . . . . . . . . . .   (2,000)      (99,526)      12,581        125        99,401             --            --
Dividends on Series A Preferred
  Stock paid in Common Stock. . . . . .       --      (691,575)      98,519        985       690,543             --           (47)
Accretion and dividends on
  Series A Preferred Stock. . . . . . .       --       360,604           --         --       (67,904)      (292,700)           --
Dividends on Series B Preferred
  Stock paid in Common Stock. . . . . .       --    (2,132,629)     372,559      3,725     2,128,679             --          (225)
Accretion and dividends on
  Series B Preferred Stock. . . . . . .       --     2,949,801           --         --      (290,597)    (2,659,202)           --
Net loss. . . . . . . . . . . . . . . .       --            --           --         --            --     (9,539,061)   (9,539,061)
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1997. . . . . .  702,100   $33,853,380   12,251,534   $122,514   $34,926,596   $(55,204,265)  $13,698,223
                                         -------   -----------    ---------   --------   -----------   ------------   -----------
                                         -------   -----------    ---------   --------   -----------   ------------   -----------


      The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1995            1996            1997
                                                             ------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (7,247,716)    $(9,232,780)    $(9,539,061)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                               998,384       1,160,179       1,255,622
      Compensation expense related to stock options
        and stock issued for services rendered                     62,500              --              --
    Changes in assets and liabilities:
      Decrease (increase) in trading securities                (4,419,020)      4,444,020              --
      Decrease (increase) in prepaid expenses and
        other current assets                                      143,061         172,079         (27,373)
      Decrease in notes receivable                                 37,054          38,950           6,683
      Increase in intangible and other assets                    (211,804)       (182,196)       (231,736)
      Increase (decrease) in accounts payable and
        accrued liabilities                                      (377,958)        (53,951)        327,091
      Decrease in deferred revenue                             (1,134,000)     (1,134,000)        (13,500)
                                                             ------------     -----------     -----------
    Net cash provided by (used in) operating activities       (12,149,499)     (4,787,699)     (8,222,274)
                                                             ------------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (1,505,045)       (936,877)       (682,017)
    Net sale (purchase) of investments held to maturity        (8,480,298)      2,588,713       5,198,305
                                                             ------------     -----------     -----------
      Net cash provided by (used in) investing activities      (9,985,343)      1,651,836       4,516,288
                                                             ------------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable, net                               (281,374)       (294,713)       (252,443)
    Payments on capital lease obligations                         (12,995)         (7,256)         (8,076)
    Proceeds from Series A Preferred Stock, net                   (14,132)             --              --
    Proceeds from Series B Preferred Stock, net                        --              --      10,171,120
    Proceeds from Common Stock, net                               331,934         371,436         350,691
                                                             ------------     -----------     -----------
      Net cash provided by financing activities                    23,433          69,467      10,261,292
                                                             ------------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (22,111,409)     (3,066,396)      6,555,306
                                                             ------------     -----------     -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 28,283,809       6,172,400       3,106,004
                                                             ------------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  6,172,400     $ 3,106,004     $ 9,661,310
                                                             ------------     -----------     -----------
                                                             ------------     -----------     -----------

SUPPLEMENTAL INFORMATION OF CASH FLOWS:
Cash paid for interest                                       $      4,010     $     2,046     $     1,752
                                                             ------------     -----------     -----------
                                                             ------------     -----------     -----------

SUPPLEMENTAL INFORMATION OF NONCASH FINANCING ACTIVITIES:
The Company had an outstanding note payable of $294,713, $252,442 and $218,606 for prepaid insurance for the years ended December 31, 1995, 1996 and 1997, respectively.

      The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.   DESCRIPTION OF THE COMPANY

     Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. The Company was formed to develop and commercialize innovative biotechnology-based processes for the refining of fossil fuels. The Company's focus to date has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum. The Company's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. If the Company successfully field tests its BDS technology, the commercialization of the Company's BDS technology will require significant additional time and expenditures. The commercialization of the technology will depend on the Company's success in achieving improvement of its biocatalyst and success in developing fermentation processes, as well as the Company's ability to manufacture or contract for the manufacture of sufficient biocatalyst for use in commercial BDS units; to apply process engineering to design bioreactor systems capable of accomplishing the BDS process on a commercial scale; and to market its BDS systems effectively. The accomplishment of some or all of these objectives may be delayed or may never occur. The Company will require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that the Company will be able to successfully commercialize its BDS technology. The Company currently plans to implement certain reductions in costs and expenses that it believes will enable its available cash and investments, sponsored research revenues and interest income to satisfy its funding needs through early 1999. If the Company is unable to raise sufficient capital, further reductions and, in certain cases, elimination of operating activities will be required to enable the Company's present levels of cash and investments to provide sufficient liquidity to fund the Company through 1999. See "Liquidity and Capital Resources" and "Risk Factors" included elsewhere herein.

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

     Cash and cash equivalents include corporate debt securities with an original maturity less than 90 days and are classified as held to maturity. These securities have an amortized cost and fair market value of $2,675,923. Included in short-term investments are corporate bonds of $693,279 that are classified as held to maturity and reported at amortized cost at December 31, 1997.

     At December 31, 1996 and 1997, the Company had cash and cash equivalents of approximately $49,684 and $2,133,786, respectively, in excess of the federally insured amounts.

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

     Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets mainly consist of patent costs, which are primarily legal fees. These costs are being amortized over 17 years. Accumulated amortization at December 31, 1996 and 1997 amounted to $235,878 and $297,180, respectively.

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

     NET LOSS PER COMMON SHARE

     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock issued in October 1994 and February 1997, respectively, by the weighted average number of shares of Common Stock outstanding during the periods.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share." Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards. The Statement also retroactively revises the presentation of earnings per share in the financial statements. The Company adopted this Standard for the year ended December 31, 1997. In all applicable years, all Common Stock equivalents were antidilutive and, accordingly, were not included in the computation.

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

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment and leasehold improvements is as follows:

                                                                   DECEMBER 31,
                                                           --------------------------
                                                               1996           1997
                                                           -----------    -----------
Office furniture and equipment. . . . . . . . . . . . . .  $   395,332    $   408,356
Laboratory equipment. . . . . . . . . . . . . . . . . . .    3,176,179      3,781,153
Computer equipment. . . . . . . . . . . . . . . . . . . .      805,850        852,506
Leasehold improvements. . . . . . . . . . . . . . . . . .    1,694,489      1,711,852
Equipment under capital lease . . . . . . . . . . . . . .       55,203         55,203
Automobiles . . . . . . . . . . . . . . . . . . . . . . .       23,670         23,670
                                                           -----------    -----------
                                                             6,150,723      6,832,740
Less--Accumulated depreciation and amortization . . . . .   (3,014,088)    (4,208,408)
                                                           -----------    -----------

Furniture, equipment and leasehold improvements, net. . .  $ 3,136,635    $ 2,624,332
                                                           -----------    -----------
                                                           -----------    -----------


4.   STOCKHOLDERS' EQUITY

     SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, the Company sold and aggregate of 224,100 shares of Series B Convertible Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

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

                          ENERGY BIOSYSTEMS CORPORATION

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $7.25 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity.

     Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation with respect to its outstanding Series A Preferred Stock, pursuant to which the Company offered to exchange one share of Series B Preferred Stock for each of its 480,000 outstanding shares of Series A Preferred Stock and requested the holders of its Series A Preferred Stock consent to the ranking of the Series B Preferred Stock on a parity with the Series A Preferred Stock with respect to the payment of dividends and liquidation preference. The Company did not receive any cash proceeds from the exchange offering. Of the 480,000 shares of Series A Preferred Stock outstanding, 478,000 shares were exchanged for the same number of shares of Series B Preferred Stock. In September 1997 the remaining 2,000 shares of Series A Preferred Stock was exchanged for 12,581 shares of common stock.

     The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

     SERIES A CONVERTIBLE PREFERRED STOCK

     In October 1994, the Company sold 480,000 shares of Series A Convertible Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Series A Convertible Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Series A Convertible Preferred Stock at an exercise price of $50.00 per share of Series A Convertible Preferred Stock, in addition to customary commissions.

     Dividends on the Series A Convertible Preferred Stock are cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to (i) $4.00 per share if paid in cash and (ii) $4.50 per share if paid in

                          ENERGY BIOSYSTEMS CORPORATION

Common Stock. All but 2,000 shares of the 480,000 shares of Series A Preferred Stock outstanding were exchanged for shares of Series B Preferred Stock in an exchange offering.

     Shares of Series A Preferred Stock were convertible into shares of the Company's common stock at the option of the holder at a conversion price equal to $8.25 per share of common stock, subject to certain adjustments. In September 1997, the remaining 2,000 shares of Series A Preferred Stock not exchanged for Series B Preferred Stock were converted into 12,581 shares of common stock.

     COMMON STOCK

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

5.   STOCK OPTIONS

     In January 1997, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, the Company may issue options for and sell up to 100,000 shares of Common Stock to employees and consultants of the Company. The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years

     The 1992 Stock Compensation Plan (the "1992 Plan") is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants. Under the 1992 Plan, 2,031,030 shares of Common Stock are reserved for issuance upon the exercise of stock options. Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 175,000 shares of Common Stock are reserved for issuance upon the exercise of stock options.

     At December 31, 1997, employees had been granted options to purchase 1,617,199 shares of Common Stock pursuant to the 1992 Plan. Additionally, as of December 31, 1997 consultants and directors had been granted options to purchase 345,320 shares of Common Stock that were not issued under the 1992 Plan. Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones or nine years and ten months from the date of grant. The options expire ten years from the date of grant. At December 31, 1997, 1,047,306 shares of Common Stock were exercisable at per share exercise prices ranging from $.296 to $13.00.

     The Company accounts for its stock options under APB Opinion No. 25 under which no compensation cost has been recognized. The Company records deferred compensation for the difference between the exercise price and the fair market value on the measurement date. During 1995, 1996 and 1997, the Company issued all options at fair market value. Had compensation cost for these options been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                          ENERGY BIOSYSTEMS CORPORATION

                                            1995           1996            1997
                                         -----------    -----------     ------------
     Net Loss:            As Reported    $(7,247,716)   $(9,232,780)    $ (9,539,061)
                                         -----------    -----------     ------------
                          Pro Forma       (7,439,375)    (9,627,267)     (10,180,316)
                                         -----------    -----------     ------------

     Net Loss Per Share:  As Reported    $     (0.95)   $     (1.04)    $      (1.09)
                                         -----------    -----------     ------------
                          Pro Forma            (0.97)         (1.08)           (1.15)
                                         -----------    -----------     ------------


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.
 A summary of the status of the Company's stock options at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                        1992 PLAN                   OPTIONS NOT ISSUED UNDER PLAN
                                       ----------                   -----------------------------
                                         NUMBER      WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
                                       OF OPTIONS   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
                                       ----------   --------------   ----------   --------------
Balance at December 31, 1994 . . . .   1,269,064        $ 4.04        1,025,720       $1.34
  Granted. . . . . . . . . . . . . .     270,880          5.03               --          --
  Exercised. . . . . . . . . . . . .    (126,949)         1.86         (145,000)       0.64
  Forfeited. . . . . . . . . . . . .     (19,550)        10.08               --          --
                                       ---------        ------        ---------       -----
Balance at December 31, 1995 . . . .   1,393,445          4.35          880,720        1.46
  Granted. . . . . . . . . . . . . .     286,170          6.46               --          --
  Exercised. . . . . . . . . . . . .     (26,645)         1.83         (562,565)       0.57
  Forfeited. . . . . . . . . . . . .     (15,332)         8.49               --          --
                                       ---------        ------        ---------       -----
Balance at December 31, 1996 . . . .   1,637,638          4.74          318,155       $3.02
  Granted. . . . . . . . . . . . . .     323,360          4.91               --          --
  Exercised. . . . . . . . . . . . .    (201,805)         1.59           68,835        0.43
  Forfeited. . . . . . . . . . . . .    (141,994)         5.21               --          --
                                       ---------        ------        ---------       -----
Balance at December 31, 1997           1,617,199        $ 5.12          249,320       $3.73
                                       ---------        ------        ---------       -----
                                       ---------        ------        ---------       -----

Exercisable at December 31, 1995         652,466        $ 3.21          838,220       $1.08
Exercisable at December 31, 1996         727,029        $ 3.77          318,155       $3.02
Exercisable at December 31, 1997         701,986        $ 4.95          345,320       $3.73

     The weighted average fair value of the options issued under the 1992 Plan for the years ended December 31, 1995, 1996 and 1997 was $3.98, $4.92 and $3.95, respectively.

     During the years ended December 31, 1995, 1996 and 1997, the Company granted 24,000, 24,000 and 28,000 options, respectively, under the Non-Employee Director Option Plan. These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $4.00, $7.88 and $4.63, respectively. As of December 31, 1995, 1996 and 1997, the Company had 44,000, 68,000 and 96,000 options exercisable, respectively, under this plan with weighted average exercise price of $5.82, $6.54 and $6.22, respectively. The weighted average fair market value of the options issued under this plan during the years ended December 31, 1995, 1996 and 1997 was $3.04, $5.31 and $ 4.63, respectively.

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 6.6, 6.5 and 6.5 percent for the 1992 Plan options and 6.6, 6.9 and 6.5 percent for the Non-Employee Director Plan options; expected dividend yields of zero for both the 1992 Plan and the Non-Employee Director Plan; expected lives of nine years and ten months for all options; and expected volatility of 58.3, 65.4 and 69.6 percent for the 1992 Plan and 60.5, 65.1 and 69.6 percent for the Non-Employee Director Plan.

                         ENERGY BIOSYSTEMS CORPORATION

6.   FEDERAL INCOME TAXES

     The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had accumulated net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $45,200,000 and $1,284,000, respectively. These carryforwards begin to expire in 2005. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit the Company's ability to utilize these carryforwards. In April 1991 and October 1994, the Company underwent a "more than 50 percent change in ownership" as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

     Significant components of the Company's net deferred tax asset at December 31, 1996 and 1997 are as follows:

                                                         1996            1997
                                                     ------------    ------------
DEFERRED TAX ASSETS RELATINTG TO:
Federal net operating loss carryforwards . . . . . . $ 11,814,351    $ 15,369,029
Research and development credit carryovers . . . . .      989,171       1,284,060
Capital and Texas business loss carryforwards. . . .      357,846         653,720
Book/tax differences on depreciable, amortizable
  and other assets and accrued liabilities . . . . .      263,347          26,998
Deferred revenue and unrealized gains                      65,790          61,200
                                                           ------    ------------

Deferred tax valuation reserve . . . . . . . . . . .  (13,490,505)   $(17,395,007)
Net deferred tax asset . . . . . . . . . . . . . . . $         --              --
                                                     ------------    ------------
                                                     ------------    ------------

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

     In August 1997, the Company was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million, three-year program dedicated to the development of a BDS application for gasoline. At December 31, 1997, the Company had recognized $122,876 in sponsored research revenue from the grant all of which was receivable at year end.

     In this regard, the Company entered into an agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") in December 1995 to collaborate on the development of the Company's BDS technology for the removal of sulfur from decant oil. Under the terms of the agreement, the Company will be primarily responsible for customizing and commercializing a biocatalyst and desulfurization system specifically for decant oil. Carbide/Graphite will be primarily responsible for providing the development and commercialization funding for this particular BDS process. The Company recognized $650,000 in sponsored research revenue as of December 31, 1997.

                         ENERGY BIOSYSTEMS CORPORATION

     The Company signed an agreement with The M.W. Kellogg Company ("M.W. Kellogg") in August 1994, to collaborate on the development and commercialization of the Company's biocatalytic desulfurization ("BDS") technology. Under the collaboration, M.W. Kellogg will serve as an engineering partner to the Company during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial units. In return for these services, M.W. Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies the Company develops. During the first phase of the collaboration, M.W. Kellogg provided up to 500 engineering work hours of service at no cost to the Company. M.W. Kellogg has also agreed to provide an additional 1,500 work hours per year of service at M.W. Kellogg offices at reduced rates.

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

     The Company entered into a license agreement with Stanford University in November 1993 for the use of their patented recombinant DNA technology, which may be employed in the development of the Company's BDS process. The license requires a minimum annual advance on earned royalties of $10,000. The final payment under this licensing agreement was paid in 1997.

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

                         ENERGY BIOSYSTEMS CORPORATION

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

     The Company has also entered into other contracts with various institutions for research and development. The amounts paid under these agreements totaled $211,500, $114,900 and $85,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company is also committed to pay these institutions approximately $25,000 through December 1998 under various agreements.

     In March 1992, the Company entered into a collaborative agreement with Petrolite Corporation ("Petrolite") to commercialize the Company's BDS technology. Under the terms of the agreement, both parties are to perform research and development. Petrolite is to perform research and development in its own laboratory at its own cost and is to fund research, as agreed under the terms of the agreement, at the Company beginning April 1, 1992, at a rate of $225,000 per month for the first two years of the agreement for a total of $5,400,000. Additionally, Petrolite, under the terms of the agreement, constructed a pilot plant at its own expense, not to exceed $1,500,000, to begin testing the effectiveness of the BDS technology. The Company is committed to fund research and development at its own expense in the third through fifth years of the agreement at an annual rate equal to the greater of $2,500,000 per year or 4% of the Company's net revenues, as defined in the agreement. As of December 31, 1997, the Company has received $5,400,000 in research payments of which $1,134,000 has been recognized as revenue in each of the years ended December 31, 1995 and 1996 and $13,500 has been recognized for the year ended December 31, 1997. The revenue recognized is based on the percentage of total research payments to be received from Petrolite in relation to the total research and development costs to be incurred under the terms of the agreement. The amended collaborative agreement dated October 18, 1993, provides for an expanded territory covered by the agreement from North America, Venezuela and Mexico to the entire world and permits the use of third party engineering and construction companies to assist with certain matters. In return, the Company's obligation to pay Petrolite decreased from 30% to 22% of all site licenses fees and adjusted gross profit from the operation of the desulfurization units. In the event the collaboration is terminated, the percentage of site license fees and adjusted gross profit paid to Petrolite will be adjusted as outlined under the terms of the agreement.

     In October 1996, the Company entered into an agreement with Petrolite providing the Company with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, the Company made an initial payment of $1 million to Petrolite in December 1996, which was expensed by the Company when made, in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. If the Company exercises its option, the percentage of site license fees and adjusted gross profit payable to Petrolite will be reduced to 9.5% from 22%, in exchange for which the Company will (i) assume responsibility for servicing the BDS units on site at customer locations, (ii) pay Petrolite an additional $9 million in cash and (iii) issue to Petrolite a warrant entitling Petrolite to purchase 138,889 shares of Common Stock at an exercise price of $7.20 per share. The Company may exercise the Petrolite option at any time on or before the earlier to occur of (i) ten business days following the close of any equity financing by the Company in which the gross cash proceeds raised in such financing (together with cash proceeds raised by the Company in any other equity financing after the date of the option agreement, if applicable) equal or exceed $25 million and (ii) December 30, 1998. The Company does not plan to exercise the option unless and until it has raised substantial additional funds or received additional capital.

                         ENERGY BIOSYSTEMS CORPORATION

     In December 1994, the Company was awarded a $2 million federal grant under the Advanced Technology Programs administered by the National Institute of Standards and Technology ("NIST"). The three-year program funded by this grant is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. As of December 31, 1997, the Company has recognized $1,943,412 in sponsored research revenue relating to this grant. Included in this revenue amount is $290,928 of grant receivable from NIST.

8.   COMMITMENTS

     The Company maintains a Simplified Employee Pension Plan (the "Plan") for all employees. Under the terms of the Plan, employees are eligible to participate after completion of six months of service. The Company contributes an amount equal to 8% of the employees' annual compensation to the Plan. Employees are vested immediately and there is at present no employee contribution. Total expenses under the Plan were approximately $246,000, $302,000 and $316,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company maintains two capital leases for computer and laboratory equipment. In addition, the Company maintains an operating lease agreement for its headquarters, which expires in 1998.

     Future minimum payments under the non-cancelable operating lease and capital leases consist of the following at December 31, 1997:

FISCAL YEAR                                 OPERATING   CAPITAL
-----------                                 ---------   -------
1998 . . . . . . . . . . . . . . . . . . .  $303,959    $3,556
1999 . . . . . . . . . . . . . . . . . . .     1,158        --
                                            --------    ------

  Total minimum lease payments . . . . . .  $305,117    $3,556
                                            --------    ------
                                            --------    ------
Less interest. . . . . . . . . . . . . . .                  95
Present value of future minimum
  lease payments . . . . . . . . . . . . .              $3,461
                                                        ------

     The Company incurred rent expense of $320,456, $391,788 and $395,070 during 1995, 1996 and 1997, respectively.

9.   RELATED-PARTY TRANSACTIONS

     The Company paid consulting fees to certain stockholders and directors totaling $60,021, $12,155 and $ 13,700 during the years ended December 31, 1995, 1996 and 1997, respectively.

     The former Chairman of the Board and Chief Executive Officer of Petrolite serves as a director for the Company.

10.  SUBSEQUENT EVENTS

     In March 1998, the Company entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is currently under way. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee upon execution of the agreement. As is customary in such

                         ENERGY BIOSYSTEMS CORPORATION
arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, the Company issued a four-year warrant entitling Petro Star to purchase 200,000 shares of EBC Common Stock at an exercise price of $3.11 per share. The successful implementation of a commercial BDS unit will be dependent upon the Company's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology.

     Petro Star, a wholly owned subsidiary of Arctic Slope Regional Corporation, refines and distributes petroleum products throughout Alaska. The Anchorage-based company owns and operates oil refineries in Valdez and North Pole, Alaska, with distribution facilities in Fairbanks, Kodiak and Dutch Harbor. The Petro Star Valdez refinery is a major supplier of military jet fuel, as well as marine diesel and other middle distillate products.