Form 10-Q
period 1998-03-31
ENERGY BIOSYSTEMS CORP
filed 1998-05-15
CIK 895677

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

     As of May 8, 1998, there were outstanding 12,970,112 shares of Common Stock, par value $.01 per share, of the registrant.

                            ENERGY BIOSYSTEMS CORPORATION

                   FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                       INDEX

                                                                          Page
                                                                          ----
Statement Regarding Forward-Looking Statements                              3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              4

          Balance Sheets as of March 31, 1998 (unaudited)
          and December 31, 1997                                             5

          Statements of Operations for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited)                         6

          Statements of Cash Flows for the Three Months Ended
          March 31, 1998 and 1997 (Unaudited)                               7

          Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial                10
            Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulation, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulation, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                         ENERGY BIOSYSTEMS CORPORATION

                                BALANCE SHEETS

                                                             March 31,      December 31,
                                                               1998             1997
                                                           -------------    -------------
                                                            (Unaudited)
  ASSETS

Current Assets:
  Cash and cash equivalents                                $  8,493,672     $  9,661,310
  Short term investments                                             --          693,279
  Prepaid expenses and other current assets                     521,812        1,013,872
                                                           ------------     ------------
      Total current assets                                    9,015,484       11,368,461

Furniture, equipment and leasehold improvements, net          2,363,539        2,624,332
Intangible and other assets, net                                988,193          972,266
                                                           ------------     ------------
      Total assets                                         $ 12,367,216     $ 14,965,059
                                                           ------------     ------------
                                                           ------------     ------------
  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities                 $    554,719     $    864,674
  Deferred revenue                                              380,000          180,000
  Obligations under capital lease                                 1,397            3,556
  Note payable                                                  137,010          218,606
                                                           ------------     ------------
      Total current liabilities                               1,073,126        1,266,836

Stockholders' equity:
  Series B Convertible Preferred Stock, $0.01 par value
    (liquidation value $35,105,000; 760,000 and 760,000
    shared authorized, 702,100 and 702,100
    issued and outstanding, respectively)                    34,738,310       33,853,380

  Common Stock, $0.01 par value (30,000,000 shares
    authorized, 12,251,434 and 12,251,434 shares issued
    and outstanding, respectively)                              122,514          122,514
  Additional paid-in capital                                 35,236,026       34,926,594
  Accumulated deficit                                       (58,802,760)     (55,204,265)
                                                           ------------     ------------
      Total stockholders' equity                             11,294,090       13,698,223
                                                           ------------     ------------
      Total liabilities and stockholders' equity           $ 12,367,216     $ 14,965,059
                                                           ------------     ------------
                                                           ------------     ------------

     The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                      1998          1997
                                                 ------------    ------------
REVENUES:

  Sponsored research revenues                    $   168,593     $   451,452
  Interest and investment income                      93,713         128,914
                                                 -----------     -----------
      Total revenues                                 262,306         580,366
                                                 -----------     -----------
COSTS AND EXPENSES:
  Research and development                         2,524,194       2,174,714
  General and administrative                         546,744         602,464
                                                 -----------     -----------
      Total costs and expenses                     3,070,938       2,777,178
                                                 -----------     -----------
NET LOSS                                         $(2,808,632)    $(2,196,812)
                                                 -----------     -----------
                                                 -----------     -----------
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                              $     (0.29)    $     (0.25)
                                                 -----------     -----------
                                                 -----------     -----------
SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE                       12,251,434      11,527,789
                                                 -----------     -----------
                                                 -----------     -----------


    The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                         March 31,
                                                                -----------------------------
                                                                    1998            1997
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(2,808,632)     $(2,196,182)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                 352,514          333,047
  Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other
        current assets                                              492,060          (32,625)
      Increase in intangible and other assets and notes
        receivable                                                  (32,658)         (42,563)
      Decrease in accounts payable and accrued
        liabilities                                                (309,955)        (147,718)
      Increase (decrease) in deferred revenues                      200,000          (13,500)
                                                                -----------      -----------
  Net cash used in operating activities                          (2,106,671)      (2,100,171)
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (74,990)        (126,170)
  Net sale of investments                                           693,279          518,644
                                                                -----------      -----------
    Net cash provided by investing activities                       618,289          392,474
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations                              ( 2,159)          (1,935)
  Payments on notes payable, net                                    (81,597)         (92,614)
  Issuance of stock, net                                                ---       10,202,115
  Issuance of warrants                                              404,500              ---
                                                                -----------      -----------
    Net cash provided by (used in) financing activities             320,744      10,107,566
                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (1,167,638)       8,399,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                          9,661,310        3,106,004
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 8,493,672      $11,505,873
                                                                -----------      -----------
                                                                -----------      -----------

     The accompanying notes are an integral part of these financial statements.

                           ENERGY BIOSYSTEMS CORPORATION

                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its resources to research and development. To date, all of the Company's revenues resulted from sponsored research payments from collaborative agreements and interest and investment income. The Company has incurred cumulative losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1997.

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

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The

                           ENERGY BIOSYSTEMS CORPORATION
placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock, in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to the increase in its research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1998, the Company's accumulated deficit was $58,802,760.

RESULTS OF OPERATIONS

     The Company had total revenues for the three months ended March 31, 1998 and 1997 of $262,306 and $580,366, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues and in interest and investment income. The Company had sponsored research revenues of $168,593 during the first three months of 1998 as compared to $451,452 during the first three months of 1997. The decrease of $282,859 in sponsored research revenues resulted from a decrease in revenues recognized under the National Institutes of Standards and Technology ("NIST") grant, which decrease was, however, offset in part by sponsored research revenue received under a Department of Energy ("DOE").

     The Company had interest and investment income of $93,713 in the first three months of 1998 as compared to $128,914 in the first three months of 1997. The decrease of $35,201 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the first quarter of 1998 were less than those during the corresponding period of 1997.

      The Company had research and development expenses for the three months ended March 31, 1998 and 1997 of $2,524,194 and $2,174,714, respectively.
The increase in research and development expenses of $349,480 for the three months ended March 31, 1998 as compared to the corresponding prior year period resulted primarily from issuance of warrants to Petro Star. The Company expects its research and development expenses to decrease during the remainder of 1998, reflecting a reduction in the workforce at the end of the first quarter of 1998. The Company's research and development expenses will increase substantially if the Company elects to make the $9,000,000 payment to exercise its option to reduce the percentage of site license fees and adjusted gross profit payable under its agreement with Baker Petrolite Corporation, a subsidiary of Baker-Hughes Corporation ("Petrolite"), because the entire amount of such payment would be recorded as a research and development expense. The Company does not presently intend to exercise the Petrolite option.

     The Company had general and administrative expenses for the three months ended March 31, 1998 and 1997 of $546,744 and $602,464, respectively. The decrease of $55,720 for the three months ended March 31, 1998 as compared to the first quarter of 1997 resulted from the departure of the Company's chief
executive officer in October 1997.   The Company expects
a slight decrease in its general and administrative expenses during the remainder of 1998, reflecting a decrease of five administrative personnel.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") were exchanged for the same number of shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.

     In October 1994, the Company sold 480,000 shares of Series A Preferred Stock in a private placement, resulting in net cash proceeds of approximately $22.2 million.

     For the three months ended March 31, 1998, the Company used $2,106,671 of net cash in operating activities, incurred $74,990 in capital expenditures and provided $320,744 in financing activities. At March 31, 1998, the Company had cash, cash equivalents and short term investments totaling $8,493,672 and working capital of $7,942,358.

     The Company intends to spend approximately $425,000 during the remainder of 1998 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1998 requiring the Company to spend approximately $25,000 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements. The Company also expects its general and administrative expenses to decrease slightly during the remainder of 1998 as a result of personnel layoffs at the end of the first quarter of 1998.

     To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with, Petrolite, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M. W. Kellogg Company, Koch Refining Company and Carbide/Graphite, among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In March 1998, the Company entered into a site license agreement with Petro Star regarding the design and installation of a biocatalytic desulfurization ("BDS") unit at Petro Star's refinery in Valdez, Alaska. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is currently underway. In addition, the agreement provides the Company with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged site license fees and royalties to the Company, including a $200,000 initial site license fee which was paid upon execution of the agreement and has been recorded as deferred revenue. The revenue will be recognized ratably over the completion of the initial phase of the agreement. As is customary in such agreements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, the Company issued a four-year warrant entitling Petro Star to purchase 200,000 shares of its common stock at an exercise price of $3.11 per share. The warrants have been recorded at an estimated fair value of $404,500, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 5.37 percent; expected dividend yield of zero; expected life of four years, and expected volatility of 75.43 percent.

     In addition, the Company is continuing to develop its BDS technology in collaboration with Total, and is continuing to conduct process simulations at the Company's pilot plant using deeply desulfurized diesel fuel provided by Total. The Company's objective is to commence contract negotiations with Total regarding the installation of a pilot BDS unit at Total's European Center for Research and Technology and the concurrent installation of a commercial BDS unit at one of Total's refineries following the achievement of results satisfactory to Total from pilot plant process simulations. The Company's ability to reach agreements with Petro Star, Total or other parties with respect to commercial applications of its BDS technology, and its ability to commercialize such technology generally, will depend upon its ability to achieve additional improvements in the productivity of the biocatalyst (e.g., specific activity, production and longevity) and process engineering (e.g., bioreactor design, separations technology and byproduct disposition), and is subject to numerous risks and uncertainties. Although the Company has made substantial progress to date in improving the productivity of the biocatalyst and the process engineering used in its pilot BDS unit, no assurance can be made that the Company will be able to achieve the improvements necessary for its BDS technology to become commercially viable or to reach agreements with respect to the commercial application of its technology within the time anticipated or at all. See "Statement Regarding Forward-Looking Statements".

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through early 1999. The Company will need to raise substantial additional capital to fund its operations thereafter. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              10.1 Site License Agreement dated March 6, 1998, between the Company and Petro Star Inc.

              10.2 Common Stock Purchase Warrant dated March 6, 1998, issued to Petro Star Inc.

              10.3 Registration Rights Agreement dated March 6, 1998, between the Company and Petro Star Inc.

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

Energy BioSystems Corporation

By:
    -------------------------------------------------------------
    William E. Nasser
    Chairman of the Board, Chief Executive Officer and President

Date: May 14, 1998

By:
    -------------------------------------------------------------
    Paul G. Brown III
    Vice President, Finance and Administration

Date: May 14, 1998