Form 10-Q
period 1998-06-30
ENERGY BIOSYSTEMS CORP
filed 1998-08-14
CIK 895677

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                    281-364-6100
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/   No / /
                                                  -----    -----

     As of August 11, 1998, there were outstanding 13,011,833 shares of Common Stock, par value $.01 per share, of the registrant.

                           ENERGY BIOSYSTEMS CORPORATION

                   FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                       INDEX

                                                                         Page
                                                                         ----
Factors Affecting Forward-Looking Statements                                3

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                            4

            Balance Sheets as of June 30, 1998 (Unaudited)
            and December 31, 1997                                           5

            Statements of Operations for the Three and Six Months
            Ended June 30, 1998 and 1997 (Unaudited)                        6

            Statements of Cash Flows for the Six Months Ended
            June 30, 1998 and 1997 (Unaudited)                              7

            Notes to Financial Statements                                   8

Item 2.     Management's Discussion and Analysis of Financial              10
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 6.     Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                 15

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

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

                        ENERGY BIOSYSTEMS CORPORATION


                                BALANCE SHEETS

                                                                  June 30,    December 31,
                                                                    1998           1997
                                                                -----------   ------------
                                                                (Unaudited)
     ASSETS
Current Assets:
     Cash and cash equivalents                                   $6,222,870    $ 9,661,310
     Short term investments                                               -        693,279
     Prepaid expenses and other current assets                      412,167      1,013,872
                                                                 ----------    -----------
         Total current assets                                     6,635,037     11,368,461

Furniture, equipment and leasehold improvements, net              2,114,225      2,624,332
Intangible and other assets, net                                  1,082,983        972,266
                                                                 ----------    -----------
     Total assets                                                $9,832,245    $14,965,059
                                                                 ----------    -----------
                                                                 ----------    -----------
     LIABILITIES & STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued liabilities                  $    301,802    $   864,674
     Deferred revenue                                               380,000        180,000
     Obligations under capital lease                                      -          3,556
     Note payable                                                    61,612        218,606
                                                               ------------    -----------
         Total current liabilities                                  743,414      1,266,836

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
          (liquidation value $35,105,000; 760,000 shares
          authorized, 698,100 and 702,100 shares issued
          and outstanding, respectively)                         33,842,599     33,853,380
     Common Stock, $0.01 par value (30,000,000 shares
          authorized, 12,995,112 and 12,251,434 shares issued
          and outstanding, respectively)                            129,951        122,514
     Additional paid-in capital                                  36,952,326     34,926,594
     Accumulated deficit                                        (61,836,045)   (55,204,265)
                                                               ------------    -----------
          Total stockholders' equity                              9,088,831     13,698,223
                                                               ------------    -----------
          Total liabilities and stockholders' equity           $  9,832,245    $14,965,059
                                                               ------------    -----------
                                                               ------------    -----------

   The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    1998            1997           1998           1997
                                                -----------     -----------    -----------    -----------
REVENUES:
     Sponsored research revenues                $    88,474     $   536,520    $   257,067    $   987,972
     Interest and investment income                  64,795         151,316        158,508        280,230
                                                -----------     -----------    -----------    -----------

          Total revenues                            153,269         687,836        415,575      1,268,202

COSTS AND EXPENSES:
     Research and development                     1,888,038       2,343,748      4,412,232      4,518,462
     General and administrative                     505,954         647,798      1,052,698      1,250,262
                                                -----------     -----------    -----------    -----------

          Total costs and expenses                2,393,992       2,991,546      5,464,930      5,768,724
                                                -----------     -----------    -----------    -----------

NET LOSS                                        $(2,240,723)    $(2,303,710)   $(5,049,355)   $(4,500,522)
                                                -----------     -----------    -----------    -----------
                                                -----------     -----------    -----------    -----------
NET LOSS PER COMMON SHARE -
     BASIC AND DILUTED                          $     (0.24)    $     (0.27)   $     (0.53)   $     (0.52)
                                                -----------     -----------    -----------    -----------
                                                -----------     -----------    -----------    -----------
SHARES USED IN COMPUTING
     NET LOSS PER COMMON SHARE                   12,739,286      11,677,358     12,496,708     11,602,987
                                                -----------     -----------    -----------    -----------
                                                -----------     -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                        ENERGY BIOSYSTEMS CORPORATION

                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   1998           1997
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(5,049,355)   $(4,500,522)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
            Depreciation and amortization                                          704,111        682,602
            Issuance of warrants                                                   404,500
     Changes in assets and liabilities:
               Decrease in prepaid expenses and other  current assets              601,706         73,406
               Increase in intangible and other assets and notes
                    receivable                                                    (144,179)      (129,457)
               Decrease in accounts payable and accrued
                    liabilities                                                   (562,872)      (163,643)
               Increase (decrease) in deferred revenues                            200,000        (13,500)
                                                                               ------------   ------------
     Net cash used in operating activities                                      (3,846,089)    (4,051,114)
                                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (160,542)      (271,432)
     Net sale of investments                                                       693,279      5,891,584
                                                                               ------------   ------------
          Net cash provided by investing activities                                532,737      5,620,152
                                                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on capital lease obligations                                           (3,556)        (3,945)
     Payments on notes payable, net                                               (156,995)      (203,400)
     Issuance of stock, net                                                         35,463     10,201,991
                                                                               ------------   ------------
          Net cash provided by (used in) financing activities                     (125,088)     9,994,646
                                                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                (3,438,440)    11,563,684
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                      9,661,310      3,106,004
                                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 6,222,870    $14,669,688
                                                                               ------------   ------------
                                                                               ------------   ------------

     The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Energy BioSystems Corporation (the "Company"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its resources to research and development. To date, all of the Company's revenues resulted from sponsored research payments from collaborative agreements and interest and investment income. The Company has incurred cumulative losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1997.

Net Loss Per Common Share

     Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series B Convertible Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share." Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards. The Statement also retroactively revises the presentation of earnings per share in the financial statements. The Company adopted this Standard for the year ended December 31, 1997 and management believes that this statement has no material impact on its financial statements.

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

                         ENERGY BIOSYSTEMS CORPORATION

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

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $7.25 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April 1998, 4,000 shares of the Series B Preferred Stock were converted to 27,586 shares of common stock.

     The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1998, the Company's accumulated deficit was $61,836,045.

RESULTS OF OPERATIONS

     The Company had total revenues for the six months ended June 30, 1998 and 1997 of $415,575 and $1,268,2020, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues and interest and investment income. The Company had sponsored research revenues of $257,067 during the first six months of 1998 as compared to $987,972 during the first six months of 1997. The decrease of $730,905 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a National Institute of Standards and Technology ("NIST") grant to $55,934 in the first six months of 1998 compared to $724,472 in the first six months of 1997 and the completion in 1997 of sponsored research under a collaboration agreement with The Carbide/Graphite Group, Inc. (Carbide/Graphite") under which the Company received $250,000 in sponsored research revenue in the first six months of 1997, offset in part by sponsored research revenues of $201,133 received from a Department of Energy ("DOE") grant in the first six months of 1998.

     The Company had interest and investment income of $158,508 for the first six months of 1998 compared to $280,230 for the first six months of 1997.
The decrease of $121,722 in interest and investment income resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

     The Company had total revenues for the three months ended June 30, 1998 and 1997 of $153,269 and $687,836, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues and in interest and investment income. The Company had sponsored research revenues of $88,474 during the second quarter of 1998 as compared to $536,520 during the second quarter of 1997. The decrease of $448,046 in sponsored research revenues resulted from the completion of the NIST grant in the first quarter of 1998 and the completion of the sponsored research under the collaboration agreement with Carbide/Graphite Group in the final quarter of 1997, which decrease was, however, offset in part by sponsored research revenue received under a DOE grant.

     The Company had interest and investment income of $64,795 in the second quarter of 1998 as compared to $151,316 in the second quarter of 1997. The decrease of $86,521 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the second quarter of 1998 were less than those during the corresponding period of 1997.

      The Company had research and development expenses for the three months ended June 30, 1998 and 1997 of $1,888,038 and $2,343,748, respectively, and for the six months ended June 30, 1998 and 1997 of $4,412,232 and $4,518,462, respectively. The decrease in research and development expenses of $455,710 and $106,230, respectively, for the three and six months ended June 30, 1998 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel, offset in part by a charge to research and development expense in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. The Company expects its research and development expenses to remain below 1997 levels for the remainder of 1998, reflecting a reduction in the workforce at the end of the first quarter of 1998.

     The Company had general and administrative expenses for the three months ended June 30, 1998 and 1997 of $505,954 and $647,798, respectively, and for the six months ended June 30, 1998 and 1997 of $1,052,698 and $1,250,262, respectively. The decrease of $141,844 and $197,564 for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods of 1997 resulted from the reduction of the general and administrative personnel at the end of the first quarter of 1998 and the resignation of the company's chief executive officer in October 1997. The Company expects a slight decrease from 1997 levels in its general and administrative expenses during the remainder of 1998, reflecting a reduction in administrative personnel at the end of the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock. In April 1998, 4,000 shares of the Series B Preferred
Stock were converted to 27,586 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.

     For the three months ended June 30, 1998, the Company used $3,846,089 of net cash in operating activities, incurred $160,542 in capital expenditures and used $125,088 in financing activities. At June 30, 1998, the Company had cash and cash equivalents totaling $6,222,870 and working capital of $5,891,623.

     The Company intends to spend approximately $340,000 during the remainder of 1998 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. The Company has funding commitments through 1998 requiring the Company to spend approximately $25,000 under research and development agreements. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

     To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with, Petrolite, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M. W. Kellogg Company and Koch Refining Company, among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     In addition, the Company is continuing to develop its BDS technology in collaboration with Total, and is continuing to conduct process simulations at the Company's pilot plant using deeply desulfurized diesel fuel provided by Total. In July 1998, Total informed the Company of its intent to build a BDS pilot plant in one European industrial facility in 1999. Pilot plant studies are important milestones in implementing new technologies. Notable expense is involved in gaining information on commercial design parameters as well as hands-on operations experience. In contemplation of Total's plans, the Company and Total have extended the term of their collaboration agreement and are evaluating the conditions under which the pilot plant would be implemented. Construction and operation of the BDS pilot plant is the first step in the process of commercialization. Successful completion of the pilot test program will lead directly to detailed design, engineering and construction of the commercial process. The Company's ability to reach agreements with Petro Star, Total or other parties with respect to commercial applications of its BDS technology, and its ability to commercialize such technology generally, will depend upon its ability to achieve additional improvements in the productivity of the biocatalyst (e.g., specific activity, production and longevity) and process engineering (e.g., bioreactor design, separations technology and byproduct disposition), and is subject to numerous risks and uncertainties. Although the Company has made substantial progress to date in improving the productivity of the biocatalyst and the process engineering used in its pilot BDS unit, no assurance can be made that the Company will be able to achieve the improvements necessary for its BDS technology to become commercially viable or to reach agreements with respect to the commercial application of its technology within the time anticipated or at all. See "Factors Affecting Forward-Looking Statements".

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

YEAR 2000 ISSUES

     Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions.

     The Company is in the process of assessing all financial and operational systems and equipment to ensure year 2000 compliance, and plans to complete the assessment by December 31, 1998. Based on reviews to date and preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Proposal 1:   The Election of Directors

     At the Company's 1998 Annual Meeting of Stockholders held on June 2, 1998, the following individuals were elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                                  FOR         WITHHELD
             Ramon Lopez                      14,456,136       42,640
             R. James Comeaux                 14,456,336       42,440
             Edward B. Lurier                 14,456,536       42,240
             Thomas E. Messmore               14,456,536       42,240
             Daniel J. Monticello, Ph.D.      14,456,536       42,240
             William E. Nasser                14,456,336       42,440
             John S. Patton                   14,456,136       42,640
             William D. Young                 14,456,336       42,440

     Proposal 2:   The approval of the appointment of Arthur Andersen LLP as
the Company's independent public accountants for 1998.

For  14,457,553           Against  11,580           Abstain  29,643


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

Energy BioSystems Corporation

By:  /s/ William E. Nasser
     ------------------------------------
     William E. Nasser
     Chairman of the Board, Chief Executive Officer and President

Date: August 11, 1998


By:  /s/ Paul G. Brown III
     ------------------------------------
     Paul G. Brown III
     Vice President, Finance and Administration

Date: August 11, 1998