Form 10-Q
period 1998-09-30
ENERGY BIOSYSTEMS CORP
filed 1998-11-13
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     As of November 12, 1998, there were outstanding 15,241,169 shares of Common Stock, par value $.01 per share, of the registrant.

                          ENERGY BIOSYSTEMS CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                            Page
                                                                            ----
Factors Affecting Forward-Looking Statements                                  3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                4

          Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997                                               5

          Statements of Operations for the Three and Nine Months
          Ended September 30, 1998 and 1997 (Unaudited)                       6

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997 (Unaudited)                             7

          Notes to Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

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

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                           September 30,   December 31,
                                                               1998           1997
                                                           ------------    ------------
                                                            (Unaudited)
    ASSETS
Current assets:
  Cash and cash equivalents                                $  4,544,464    $  9,661,310
  Short term investments                                             --         693,279
  Prepaid expenses and other current assets                     327,985       1,013,872
                                                           ------------    ------------
    Total current assets                                      4,872,449      11,368,461

Furniture, equipment and leasehold improvements, net          1,783,575       2,624,332
Intangible and other assets, net                              1,124,382         972,266
                                                           ------------    ------------
    Total assets                                           $  7,780,406    $ 14,965,059
                                                           ------------    ------------
                                                           ------------    ------------

    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                 $    225,120    $    864,674
  Deferred revenue                                              180,000         180,000
  Obligations under capital lease                                    --           3,556
  Note payable                                                       --         218,606
                                                           ------------    ------------
    Total current liabilities                                   405,120       1,266,836

Stockholders' equity:
  Series B Convertible Preferred Stock, $0.01 par value
    (liquidation value $35,105,000; 760,000 shares
    authorized, 696,400 and 702,100 shares
    issued and outstanding, respectively)                    34,636,934      33,853,380
  Common Stock, $0.01 par value (30,000,000 shares
    authorized, 13,011,833 and 12,251,434 shares issued
    and outstanding, respectively)                              130,118         122,514
  Additional paid-in capital                                 36,949,010      34,926,594
  Accumulated deficit                                       (64,340,776)    (55,204,265)
                                                           ------------    ------------
    Total stockholders' equity                                7,375,286      13,698,223
                                                           ------------    ------------
    Total liabilities and stockholders' equity             $  7,780,406    $ 14,965,059
                                                           ------------    ------------
                                                           ------------    ------------

     The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                                1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
REVENUES:
  Sponsored research revenues               $   304,592    $   152,147    $   561,659    $ 1,140,119
  Interest and investment income                180,649        200,505        339,157        480,735
                                            -----------    -----------    -----------    -----------

    Total revenues                              485,241        352,652        900,816      1,620,854

COSTS AND EXPENSES:
  Research and development                    1,741,727      2,352,404      6,153,959      6,870,866
  General and administrative                    464,158        570,152      1,516,856      1,820,414
                                            -----------    -----------    -----------    -----------

    Total costs and expenses                  2,205,885      2,922,556      7,670,815      8,691,280
                                            -----------    -----------    -----------    -----------

NET LOSS                                    $(1,720,644)   $(2,569,904)   $(6,769,999)   $(7,070,426)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                         $     (0.19)   $     (0.29)   $     (0.72)   $     (0.81)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE                  13,006,238     11,767,017     12,668,418     11,658,264
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

      The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                    1998            1997
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(6,769,999)    $(7,070,426)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                               1,055,708       1,035,384
  Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other
        current assets                                              685,887        (121,787)
      Increase in intangible and other assets and notes
        receivable                                                 (202,309)       (160,071)
      Increase (decrease) in accounts payable and accrued
        liabilities                                                (639,554)        109,798
      Increase (decrease) in deferred revenues                           --         (13,500)
                                                                -----------     -----------
  Net cash used in operating activities                          (5,870,267)     (6,220,602)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (164,758)       (509,972)
  Net sale of investments                                           693,279       5,891,584
                                                                -----------     -----------
    Net cash provided by investing activities                       528,521       5,381,612
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations                               (3,556)         (5,974)
  Payments on notes payable                                        (218,606)       (277,042)
  Issuance of notes payable                                              --         324,412
  Issuance of stock, net                                            447,062      10,224,836
                                                                -----------     -----------
    Net cash provided by (used in) financing activities             224,900      10,266,232
                                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (5,116,846)      9,427,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                          9,661,310       3,106,004
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,544,464     $12,533,246
                                                                -----------     -----------
                                                                -----------     -----------

      The accompanying notes are an integral part of these financial statements.

                         ENERGY BIOSYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of

                         ENERGY BIOSYSTEMS CORPORATION

20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock, in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years; and an expected volatility of 68 percent.

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

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $7.25 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000 shares and 1,700 shares of the Series B Preferred Stock were converted to 27,586 shares and 11,724 shares of common stock, respectively.

     The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1998, the Company's accumulated deficit was $64,340,776.

RESULTS OF OPERATIONS

     The Company had total revenues for the nine months ended September 30, 1998 and 1997 of $900,816 and $1,620,854, respectively. The decrease of $720,038 in total revenues was attributable to decreases in sponsored research revenues and interest and investment income. The Company had sponsored research revenues of $561,659 during the first nine months of 1998 as compared to $1,140,119 during the first nine months of 1997. The decrease of $578,460 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a National Institute of Standards and Technology ("NIST") grant to $33,954 in the first nine months of 1998 compared to $876,619 in the first nine months of 1997 and the completion in 1997 of sponsored research under a collaboration agreement with The Carbide/Graphite Group, Inc. ("Carbide/Graphite") under which the Company received $250,000 in sponsored research revenue in the first nine months of 1997, offset in part by sponsored research revenues of $327,705 received from a Department of Energy ("DOE") grant and a $200,000 site license fee received from Petro Star Inc. ("Petro Star") in the first nine months of 1998.

     The Company had interest and investment income of $339,157 for the first nine months of 1998 compared to $480,735 for the first nine months of 1997. The decrease of $141,578 in interest and investment income resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

     The Company had total revenues for the three months ended September 30, 1998 and 1997 of $485,241 and $352,652, respectively. The increase in total revenues of $132,589 was attributable to increases in sponsored research revenues offset in part by a decrease in interest and investment income. The Company had sponsored research revenues of $304,592 during the third quarter of 1998 as compared to $152,147 during the third quarter of 1997. The increase of $152,445 in sponsored research revenues resulted primarily from the recognition of $200,000 in deferred revenue under the Petro Star agreement at completion of the first phase.

     The Company had interest and investment income of $180,649 in the third quarter of 1998 as compared to $200,505 in the third quarter of 1997. The decrease of $19,856 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the third quarter of 1998 were less than those during the corresponding period of 1997.

     The Company had research and development expenses for the three months ended September 30, 1998 and 1997 of $1,741,727 and $2,352,404, respectively, and for the nine months ended September 30, 1998 and 1997 of $6,153,959 and $6,870,866, respectively. The decrease in research and development expenses of $610,677 and $716,907, respectively, for the three and nine months ended September 30, 1998 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel, offset in part by a charge to research and development expense in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. The Company expects its research and development expenses to remain below 1997 levels for the remainder of 1998, reflecting a reduction in the workforce at the end of the first quarter of 1998.

     The Company had general and administrative expenses for the three months ended September 30, 1998 and 1997 of $464,158 and $570,152, respectively, and for the nine months ended September 30, 1998 and 1997 of $1,516,856 and $1,820,414, respectively. The decrease of $105,994 and $303,558 for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of 1997 resulted from the reduction of the general and administrative personnel at the end of the first quarter of 1998. The Company expects a slight decrease from 1997 levels in its general and administrative expenses during the remainder of 1998, reflecting a reduction in administrative personnel at the end of the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock. In April and July 1998, 4,000 and 1,700 shares of Series B Preferred Stock were converted to 27,586 and 11,724 shares of common stock, respectively. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and
(ii) $4.50 per share to the extent the dividend is paid in common stock.

     For the nine months ended September 30, 1998, the Company used $5,870,267 of net cash in operating activities, incurred $164,758 in capital expenditures and provided $224,900 in financing activities. At September 30, 1998, the Company had cash and cash equivalents totaling $4,544,464 and working capital of $4,467,329.

     The Company intends to spend approximately $335,000 during the remainder of 1998 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

     To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with, Baker Petrolite

Corporation, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M. W. Kellogg Company and Koch Refining Company, among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In March 1998, the Company entered into a site license agreement with Petro Star regarding the design and installation of a biocatalytic desulfurization ("BDS") unit at Petro Star's refinery in Valdez, Alaska. The agreement involves several stages of work, the first of which, involved the completion of scoping economics, is completed. In addition, the agreement provides the Company with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged site license fees and royalties to the Company, including a $200,000 initial site license fee which was paid upon execution of the agreement. As is customary in such agreements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, the Company issued a four-year warrant entitling Petro Star to purchase 200,000 shares of its common stock at an exercise price of $3.11 per share. The warrants have been recorded at an estimated fair value of $404,500, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 5.37 percent; expected dividend yield of zero; expected life of four years; and expected volatility of 75.43 percent.

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

YEAR 2000 ISSUES

     Certain computer programs or computerized equipment are unable to accurately calculate, store or use dates subsequent to December 31, 1999.
The erroneous date can be interpreted in a number of different ways;
typically the year 2000 is represented as the year 1900. Year 2000 problems may result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions.

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

Energy BioSystems Corporation

By:  /s/ William E. Nasser
     ------------------------
     William E. Nasser
     Chairman of the Board, Chief Executive Officer and President

Date: November 13, 1998

By:  /s/ Paul G. Brown III
     ------------------------
     Paul G. Brown III
     Vice President, Finance and Administration

Date: November  13, 1998