Form 10-K405
period 1998-12-31
ENERGY BIOSYSTEMS CORP
filed 1999-03-31
CIK 895677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                   FORM 10-K
             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                          Commission File No. 0-21130
                         -----------------------------

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

                                (281) 419-7000
             (Registrant's telephone number, including area code)
                         -----------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,817,249 as of March 26, 1999, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $2.75 per share and assuming full conversion of the registrant's Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 26, 1999, 2,180,358 shares of common stock were outstanding and 696,400 shares of Series B Convertible Preferred Stock were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, BELIEVED, EXPECTED, ESTIMATED OR PROJECTED. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE "ITEM 1. BUSINESS--RISK FACTORS" INCLUDED ELSEWHERE IN THIS REPORT. UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS DOCUMENT REFLECTS THE ONE FOR SEVEN REVERSE STOCK SPLIT OF THE OUTSTANDING SHARES OF COMMON STOCK EFFECTED ON DECEMBER 18, 1998.

PART I.

ITEM 1.  BUSINESS

OVERVIEW

     Energy BioSystems Corporation ("EBC" ) is developing and commercializing biotechnology-based processes for the energy and chemical industries. EBC's primary focus has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum. EBC believes that BDS can be used in conjunction with and in some cases as a substitute for existing desulfurization technology and expects BDS to ultimately be significantly less expensive than conventional desulfurization methods at very low sulfur levels. EBC operates small BDS pilot plants, which are providing valuable research and development information as well as the basis for the design of commercial-scale BDS units. Recently, EBC has discovered that its proprietary biocatalytic technology may provide an economic basis for production of a broad family of chemical derivatives with potential uses in detergent, surfactant, polymer and adhesive markets.

     Removal of sulfur is one of the most costly issues facing industrialized countries worldwide and the petroleum industry and is severely limited in viable economic and environmental options. Sulfur removal is desirable because of (i) environmental regulations mandating decreased sulfur in refined products, (ii) an increasing level of sulfur in crude oil processed by refiners and (iii) high construction, operating and maintenance costs associated with the existence of sulfur in petroleum. Desulfurization is also attractive to the crude oil production market, where low-sulfur crude oil commands a premium price over high-sulfur crude oil.

     EBC has entered into a number of strategic alliances with recognized industry leaders in support of its BDS development and commercialization activities, providing an opportunity for EBC to build on established expertise and resources in critical areas. EBC has an agreement with Kellogg Brown & Root ("Kellogg") for the basic engineering services necessary for BDS implementation at customer sites. EBC also has entered into collaborations focusing on the application of the BDS technology as follows: with TOTAL Raffinage Distribution, S.A. ("TOTAL") to develop a BDS process for diesel fuel streams; with Koch Refining Company ("Koch") to develop a BDS process for certain gasoline streams; and with Texaco Group Inc. ("Texaco") to develop a BDS process for crude oil. EBC is also pursuing strategic partnering with major chemical companies to further develop and commercialize EBC's organic sulfur chemical technology. See "--Alliances."

     EBC has engaged primarily in research and development related to its BDS process and the related chemical process. In March 1998, EBC entered into an agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez Alaska refinery. Although significant technical progress has been made, EBC's BDS process requires additional research, development and testing in order to determine its commercial viability. See "--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     EBC was incorporated in Delaware on December 20, 1989. EBC's executive offices are located at 4200 Research Forest Drive, The Woodlands, Texas 77381 and its telephone number is (281) 419-7000.

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

     In 1991, EBC obtained exclusive, worldwide, royalty-free rights to IGT's desulfurization technology. A critical milestone was achieved in 1992 when the relevant genes from the patented bacteria were cloned and sequenced. These genes have now been extensively characterized and patented. The cloned genes are now being manipulated and transferred to alternative microbial hosts and modified to increase the expression of the desired properties. EBC has been issued fundamental patents on these genes, plus numerous other patents on the BDS process by the U.S. and foreign patent offices. With bacteria strain isolation and molecular cloning of the genes achieved, further development of BDS technology involves primarily a new combination of established biotechnology and chemical engineering processes.

     A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and processed diesel feedstock for desulfurization from March 1995 through the summer of 1998. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant utilized hydrotreated diesel fuel from TOTAL and straight-run diesel fuel from Petro Star as feedstocks, allowing EBC's team of scientists and engineers to evaluate the performance of the biocatalyst, the reactor and the separations systems under a wide range of operating conditions. The information generated from the pilot plant was used to guide further development of EBC's processes and products. Ultimately, the work led to innovations that made the original pilot plant design obsolete. Prior to shutting down the original pilot plant, smaller units were designed, built and operated at EBC's site in The Woodlands, Texas. These units continue to operate and advance process development.

OVERVIEW OF THE BDS TECHNOLOGY

     BDS is a proprietary process based on naturally occurring bacteria that can selectively attack and remove organically bound sulfur from petroleum. Enzymes in the bacteria selectively cleave carbon-sulfur bonds in the presence of oxygen to yield an oxygenated sulfur containing hydrocarbon. Operating at essentially ambient temperatures and atmospheric pressure, BDS is expected to provide significant advantages over conventional hydrodesulfurization technology in achieving sulfur levels below those required by regulatory standards, while being flexible enough to desulfurize a wide range of petroleum streams. BDS is also expected to have value in upgrading crude oil. Since the process is oxidative, the addition of hydrogen is not required, thus avoiding a significant element of conventional desulfurization operating costs, reducing energy consumption and emissions (notably CO2) during refining.

     The basic steps of the BDS process are:

     - A slurry is created containing the biocatalyst, additives and high-sulfur petroleum and fed to continuous flow bioreactors.

     - The slurry is continuously pumped from the reactors and the desulfurized oil is separated from the oil/aqueous/biocatalyst output stream.

     - The aqueous phase is further treated to separate out the biocatalyst and water.

     - The sulfur byproduct is captured from the aqueous phase as a water-soluble organosulfur compound and removed from the process.

     - The biocatalyst and water are recycled to the bioreactor and spent biocatalyst is drawn off.

CONVENTIONAL DESULFURIZATION TECHNOLOGIES

     Hydrotreating is the conventional technology for the removal of sulfur, nitrogen and other impurities from oil. When this process is used primarily for the removal of sulfur, it is called hydrodesulfurization ("HDS"). In this process, petroleum fractions are subjected to high temperatures and pressure in the presence of inorganic catalysts and hydrogen. As a result, organic sulfur molecules are converted to hydrogen sulfide, which is further processed to yield elemental sulfur. HDS is relatively ineffective against more complex sulfur molecules found in diesel and heavier fractions.

     HDS is a costly process for refiners. A typical HDS unit costs between $30 million and $80 million to construct, depending on the product stream to be treated, the level of desulfurization required, the unit size and the existing refinery infrastructure. The high pressure and temperature required for HDS translate directly into high capital and maintenance costs because these units require high-pressure vessels and exotic metals, which are expensive to manufacture and maintain. Although some refinery units produce hydrogen, the large amount of hydrogen required for HDS to treat fuels to lower sulfur levels may require refiners to build new hydrogen production capacity at additional significant capital expense.

AROMATIC PROCESS IN MODERN PETROLEUM REFINING

     The world-wide petroleum industry currently produces approximately one million barrels per day of benzene/toluene/xylene ("BTX") aromatics. These products are extracted from aromatic gasoline boiling range streams, particularly from the product of the catalytic reforming of heavy virgin naphtha. BTX aromatics find use as chemical building blocks in a wide variety of high volume commodity applications including polymers and surfactants. As chemical feedstocks, they typically command a premium price over and above their value as high octane gasoline blending components. A small percent of BTX aromatics are alkylated and/or sulfonated to supply the hydrotrope and anionic surfactant markets throughout the world. In 1998, EBC discovered a direct route for the production of a new class of aromatic sulfonates by selective biocatalytic oxidation of certain aromatic sulfur compounds present in low value high-sulfur aromatic refinery distillates. The new route uses EBC's proprietary biocatalyst technology to oxidatively extract aromatic sulfur compounds directly from the as-produced refinery stream. This process avoids the costly aromatics recovery, purification and subsequent sulfonation steps employed in conventional hydrotrope and surfactant manufacturing routes. The new process is beneficial to the refiner because it removes polycyclic aromatic sulfur heterocycles ("PASH's") from these distillates, thereby improving the value of the distillate to the refiner. The new technology has the potential to provide a new low-cost supply of useful aromatic sulfonate products which could find immediate application as hydrotropes, or the sulfonates can be subsequently alkylated via conventional technologies to produce quality anionic surfactants.

BENEFITS OF BDS

     EBC believes that its BDS technology will offer the refining industry an effective complement to HDS and will in many cases of small refineries replace existing technology. EBC believes that BDS may provide refiners with the following principal benefits:

- COST EFFECTIVENESS. BDS is designed to operate at ambient temperatures and pressures, in contrast to HDS, which requires thick-walled reactors and other equipment designed to tolerate high temperatures and pressures. As a result, EBC expects that its BDS units ultimately will be significantly less expensive to build than HDS units. In addition, the BDS process will not require hydrogen, which is an expensive component of HDS.

- EASE OF INTEGRATION. EBC believes the BDS process can be integrated into refinery operations without significant difficulty. Most of the components of the BDS units are expected to be readily available equipment. The BDS process is expected to generate streams that permit disposition to be accomplished with existing processes that are familiar to most refiners. The mild operating conditions of BDS are also expected to contribute to improved operating safety over HDS in many applications, and up to 80% reduced energy consumption and reduced emissions.

- EFFECTIVENESS AGAINST COMPLEX SULFUR MOLECULES. EBC believes that BDS will be effective in removing complex sulfur molecules that are resistant to conventional desulfurization technologies. Diesel fractions, for example, contain more complex sulfur molecules against which HDS is relatively ineffective. As a result, HDS becomes increasingly more costly and less effective in desulfurizing diesel fuel as the lighter-sulfur compounds are removed and the remaining complex molecules constitute an increasing proportion of the remaining sulfur. Accordingly, EBC expects that any reduction in the level of sulfur permitted under applicable regulations will ultimately make BDS increasingly cost-effective as compared to HDS.

- PRODUCTION OF NOVEL VALUABLE COMPLEX SULFUR MOLECULES. The organosulfur molecules produced from much lower value refinery streams are expected to provide the refiner with a higher value stream at low cost.

     While EBC believes its BDS process will be economically attractive to petroleum refiners and to crude oil producers, the BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that EBC will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process. Also, the rate of purchase of EBC's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are affected substantially by fluctuations in the price of crude oil and finished products. Oil production and drilling activity are also largely dependent on the level and volatility of oil prices. Nonetheless, if a refinery is to operate and produce fuels, it must meet regulatory requirements regardless of the price of oil.

MARKET OVERVIEW

REFINING INDUSTRY

     One of the principal markets for EBC's BDS technology is the worldwide refining industry, which processes more than 66 million barrels of crude oil per day or approximately 24 billion barrels per year. A significant portion of worldwide refining capacity is concentrated among a small number of large corporations and national oil companies. In the United States, the top ten companies process approximately 60 percent of the refined petroleum products, and in Western Europe and Asia, the ten largest refining companies process more than half of the refined petroleum products.

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

     Pollution regulations have targeted sulfur in fossil fuels due to its harmful effects on the environment. The combustion of sulfur results in the emission of sulfur oxides ("SOx"), which are believed to be a cause of "acid rain" and smog. Regulations issued under the 1990 amendments to the U.S. Federal Clean Air Act (the "Amendments") required a reduction in the sulfur content of all on-highway diesel fuels to 500 ppm on October 1, 1993, from a prior national average of over 2,000 ppm. Similar regulations worldwide will significantly reduce the level of sulfur allowed in certain petroleum products, including diesel fuel. In Western Europe, diesel fuel was required to meet the 500 ppm sulfur specification by October 1996. In Asia, many countries have adopted or plan to adopt similar sulfur regulations on diesel fuel, which will be implemented in various stages over the next decade. The European Union has established regulations requiring the further reduction in the sulfur content of diesel fuel, with the diesel sulfur specification reduced to 350 ppm (or possibly 200 ppm) by the year 2000 and to 50 ppm or lower by the year 2005. Historically, the adoption of more stringent environmental standards in the United States and European Union have often been followed by the adoption of similarly stringent standards elsewhere in the developed world.

     Sulfur also inactivates catalysts contained in automobile catalytic converters over time, resulting in a significant increase in the emission of unburned hydrocarbons and nitrogen oxides ("NOx") from automobile tailpipes, which in turn contribute to smog. The Amendments required a targeted reduction in U.S. gasoline emissions of 15 percent by the year 1995 and call for a targeted reduction of 25 percent by the year 2000. The Environmental Protection Agency (the "EPA") established a detailed model (the "Complex Model") for determining the emissions of various gasoline formulations to be sold in most large cities that have not attained certain prescribed levels of improvement in air quality ("Nonattainment Areas"). Use of the Complex Model became mandatory starting in 1998 for certifying gasoline sold in Nonattainment Areas, which currently represents approximately 25 percent of all gasoline produced in the U.S. The Complex Model explicitly recognizes the detrimental impact of sulfur on gasoline tailpipe pollution, giving refiners incentive to decrease the level of sulfur in the gasoline they produce. Regulations in Europe further limiting gasoline sulfur levels are specified at 150 ppm for the year 2000 and 50 ppm for the year 2005. Industry sources believe that sulfur will play the key role in refiners' plans to reduce gasoline emissions in the next five to ten years.

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

CRUDE OIL DESULFURIZATION

     The price of crude oil is affected by its sulfur content. The difference in price between low-sulfur and high-sulfur crude oils is affected by increasingly stringent regulation of sulfur content in finished products. Lower-sulfur crude oils have typically commanded a premium in the market compared to higher-sulfur crude. Over 50 percent of the crude oil produced worldwide is considered high in sulfur (greater than one percent). EBC believes the price difference between low-sulfur crude oil and high-sulfur crude oil will create an incentive for oil producers to reduce the sulfur levels in their product, resulting in demand for crude oil desulfurization technologies. EBC believes that by reducing the sulfur content of crude oil at the production stage, BDS has the potential to improve the marketability and value of higher-sulfur oil reserves and improve producers' access to pipelines that limit the sulfur content of crude oil. To date, conventional desulfurization technologies have not proven economically viable for the desulfurization of crude oil.

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

PRODUCTION OF ORGANOSULFUR COMPOUNDS

     In 1998, EBC discovered a method to use its proprietary catalyst technology to produce a class of oxidized aromatic sulfur compounds with excellent properties as a hydrotrope. Further chemical derivation of these compounds via commercially practiced methods of manufacturing produces excellent anionic surfactants and detergents. The new process involves a selective oxidative extraction of aromatic sulfur compounds from highly aromatic high-sulfur content diesel boiling point-range streams (cracked stocks) within the heart of the refinery. This new application of EBC's proprietary biocatalyst technology has received considerable interest from large refiners and surfactant manufacturers. Refiners are interested in this technology because oxidative extraction of polynuclear aromatic sulfur compounds from these "cracked stocks" increases their value and reduces downstream refining costs. EBC believes that surfactant manufacturers will be enticed by the low-cost feedstock and the possible intrinsic environmental friendliness of chemicals produced via a biological pathway. One of the markets EBC has been targeting, the linear alkyl benzene sulfonate ("LAS") market, is currently a four billion pound per year market with a 4% average annual growth rate. EBC's new product could displace or alternatively, reduce the use of benzene and possibly eliminate the need for a costly sulfonation step in the manufacture of a LAS substitute. The substitute product has physical and chemical properties similar to LAS. EBC plans to partner with an existing surfactant manufacturer to evaluate and develop this new commercial application of its technology. No assurance can be given that EBC will be successful in partnering with existing surfactant manufacturers to develop this technology, or will otherwise be able to successfully develop and commercialize this new discovery.

OTHER POTENTIAL APPLICATIONS OF BIOREFINING

     EBC believes there are numerous other applications for its biorefining technology. These potential applications include the following:

     METALS REMOVAL. Heavy metals (principally Cadmium and Vanadium) in petroleum damage refinery catalysts and reduce the value of some petroleum products. In addition, heavy metals limit the efficiency of conventional desulfurization technologies. EBC has been issued a U.S. patent on crude oil demetalization and believes that systems can be developed for the economic biocatalyst removal of metals from crude oil and residual oil.

     VISCOSITY REDUCTION AND CRACKING. Bioprocessing technologies have been used for many years to depolymerize very viscous solutions of corn starch to produce high fructose corn syrup. A similar chemical process in refineries is called "cracking" which refers to the thermal degradation of complex hydrocarbon molecules into simpler, higher-value products. EBC believes a biocatalytic liquefaction system could be applied to molecules in some highly viscous crude oils, which currently have little commercial value. EBC believes that this process could produce crude oil with significantly reduced viscosity, a higher proportion of molecules in the gasoline and diesel fuel boiling range, and increased commercial value.

BUSINESS STRATEGY

     EBC's goal is to become the leading provider of biocatalytic solutions for the energy and chemical industries. EBC's strategy is to concentrate its internal resources on the research, development and marketing of its BDS technology while entering into strategic alliances to assist in the engineering and construction of BDS units. To commercialize BDS, EBC must develop the BDS process to a competitive commercial level, establish the infrastructure required to deliver, supply and service the BDS units, and sell the BDS units to refiners, oil and chemical producers. EBC believes it has chosen the most rapid commercialization strategy by working on these efforts in parallel and leveraging internal resources with strategic alliances.

     EBC believes that its technology has broad potential application in the processing of petroleum products and in the production of valuable chemicals. Although its technology is first directed at biocatalytic desulfurization and chemical production, EBC's long-term plan includes expanding the capabilities of its technology to address the removal of other petroleum impurities
(e.g., nitrogen and metals), and addressing other refining processes
(e.g., viscosity reduction and cracking).

RESEARCH AND DEVELOPMENT

     To commercialize BDS, EBC must improve the productivity of the biocatalyst to a competitive economic level while developing an engineered bioreactor system that allows the control of several process variables to produce optimal biocatalytic desulfurization. To accomplish these goals, EBC has conducted extensive research, development and testing of the biocatalyst and bioreactor, and has assembled a team of scientists and engineers with extensive experience in microbial physiology, molecular biology, biochemistry, fermentation, process development and scale-up, biochemical engineering, separations technology, and refinery process engineering and operations.

     The focus of EBC's research and development efforts has been to develop the BDS process for use in (i) treating diesel fuel, gasoline and crude oil, and (ii) since 1998, production of novel valuable complex sulfur chemicals for use in a wide variety of markets. EBC expects the desulfurization of diesel fuel at Petro Star, where its development efforts are the most advanced, could be the first commercial application of its BDS technology. As a result of the specificity of the biocatalyst for each product application, EBC expects that further development will be required to commercialize its BDS technology for use in treating gasoline, crude oil and production of other chemicals. Because of the expected value and accelerated development accompanying the organosulfur chemical products, there is a good possibility that commercialization of the organosulfur compounds will rapidly overtake the refining applications.

     In late 1992, EBC initiated operations of a continuous bench-scale unit capable of desulfurizing up to one-half of a barrel of crude oil per day. A fully integrated BDS pilot plant capable of processing up to five barrels of diesel fuel per day was constructed in late 1994 and processed diesel feedstock for desulfurization from March 1995 through the summer of 1998. The pilot plant was designed with the instrumentation and scale necessary to provide the operating data needed for commercial scale-up. The pilot plant utilized hydrotreated diesel fuel from TOTAL and straight-run diesel fuel from Petro Star as feedstocks, allowing EBC to evaluate the performance of the biocatalyst, the reactor and the separations systems under a wide range of operating conditions. The information generated from the pilot plant was used to guide further development of EBC's BDS processes and products. Ultimately, the work led to innovations that made the original pilot plant design obsolete. Prior to shutting down the original pilot plant, smaller units were designed, built and operated at EBC's site in The Woodlands, Texas. These units continue to operate and advance process development

     In 1994, EBC was awarded $2 million of federal funding under the Advanced Technology Program ("ATP") administered by the National Institute of Standards and Technology. The ATP project was dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. The three-year program funded with this award was used to accelerate the pace of development in crude oil desulfurization, moving the BDS technology in this area from the research level toward the pilot plant phase. In 1997, EBC was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million, three-year program dedicated to the development of a BDS application for gasoline. The DOE-funded program is intended to accelerate the advancement of EBC's BDS technology for gasoline desulfurization from bench-scale research and development to pilot-scale development.

     EBC had research and development expenses for the years ended December 31, 1996, 1997, and 1998 of $9.2 million, $9.1 million and $7.7 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BIOCATALYST DEVELOPMENT

     The central element of EBC's BDS technology is the "biocatalyst," a microorganism originally isolated from the soil that has been genetically engineered to maximize its effectiveness in removing the sulfur molecules in petroleum. The effectiveness of the biocatalyst, as with any other catalyst, depends upon the optimization of three important attributes: (i) the rate of reaction; (ii) the specificity of the catalyst for the target molecules (the extent of reaction); and (iii) the stability of the catalyst under operating conditions. EBC has made significant progress in each of these areas with the stability of the catalyst now approaching commercially required levels. See"--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     REACTION RATE. The observed reaction rate in EBC's BDS process is a function both of the intrinsic abilities of the biocatalyst (i.e., its specific activity) and of the conditions in the particular reactor. The intrinsic activity of the biocatalyst depends upon several factors at the cellular level. In 1997, EBC maximized one of these factors by "overexpressing" the critical enzymes in the biocatalyst's cells so that they represent about
30 percent of its total cellular protein. The overexpression of these enzymes was achieved through a combination of genetic engineering strategies, the most significant of which were the amplification of the genes responsible for producing these enzymes (i.e., creating multiple copies of such genes in each organism) and the modification of the DNA sequence of these genes to encourage the cells to make between 100 and 1,000 times more of the key enzymes than they normally would. EBC was also able to incorporate the earlier discovery of a fourth component of the system into its current biocatalyst. When appropriately amplified with the other enzymes, the incorporation of this fourth component has significantly increased the reaction rate of the biocatalyst.

     SPECIFICITY OR EXTENT. EBC's BDS process employs enzymes specifically directed at a certain class of sulfur molecules in petroleum to catalyze the desulfurization reactions. EBC's biocatalyst is already capable of removing sulfur to levels far lower than current regulations. Although this class of sulfur molecules includes the predominant types of sulfur molecules found in diesel fuel, anticipated regulations governing the sulfur content of diesel fuel are expected to require such low concentrations of sulfur that EBC's BDS process will also need to address less predominant, more complex sulfur molecules found in diesel fuel. In 1997, EBC's scientists identified and characterized these "desulfurization resistant" molecules and developed a strategy for the optimization of the biocatalyst to increase the specificity of the biocatalyst for such molecules. EBC believes that its lab results support the feasibility of this approach and that it is making rapid progress in broadening the biocatalyst specificity to address these molecules.

     STABILITY. The BDS biocatalyst is a living organism and a dynamic system in which enzymes within the cell are continually being made and destroyed. EBC's research and development team had observed a gradual decay of biocatalyst activity in the reactor system as a result of these metabolic processes. In 1997, EBC researchers demonstrated that the cells remained active in the reactor for days after desulfurization activity had ceased. EBC's research and development team has characterized the nature of the inactivation of the desulfurization characteristics of these cells and worked to develop new strains that degrade the desulfurization enzymes more slowly and are genetically engineered to produce more desulfurization enzymes while the biocatalyst remains in the reactor system. In 1997, EBC developed a new strain of the biocatalyst organism that terminates the desulfurization reaction at a point that allows removal of the oxidized sulfur molecules (as an organic sulfinate) while minimizing the metabolic consequences of complete conversion of the molecules to inorganic sulfate. This change increased the activity of the biocatalyst significantly and had very positive effects on its stability.

PROCESS ENGINEERING.

     In addition to efforts in biocatalyst development, EBC has allocated considerable resources to the development of the process technology for the first BDS units. EBC believes that scale-up of its BDS process can be accomplished with conventional process engineering technology. EBC began pursuing several opportunities in 1997 to accelerate the commercial viability of its BDS technology through more innovative use of available process technology. EBC's process development team substantially improved the efficiency of the BDS reactor system and reduced the cost the BDS process in 1997, and is continuing to pursue additional improvements in efficiency and cost through process engineering efforts in three main areas: (i) separations technology; (ii) biocatalyst regeneration; and (iii) byproduct disposition. EBC's objectives in these three areas are to adapt conventional process technology from other commercially proven processes in a manner that lowers the activity and stability requirements placed on the BDS biocatalyst, thereby reducing the cost and improving the commercial viability of BDS units. Each of the three targeted engineering innovations represents an attempt to take greater advantage of some established characteristic or capability of EBC's current biocatalyst technology, creating a synergy between biocatalyst and process development. Representatives of EBC meet regularly with representatives of Kellogg to ensure that all of the targeted innovations are appropriate and suitable for scale-up and commercialization within a typical petroleum refinery. See "--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     BDS PILOT PLANTS. EBC and Petrolite jointly operated EBC's largest BDS pilot plant at Petrolite's facilities in St. Louis, Missouri, from 1994 to 1998. The St. Louis pilot plant, completed in late 1994, was a fully integrated desulfurization unit capable of processing up to five barrels of diesel fuel per day. It began processing diesel feedstock in March 1995 and was extensively revamped in 1997 to capitalize on process engineering improvements. The pilot plant provided the basis for the design of commercial-scale BDS units and operated into the summer of 1998. EBC built a second, smaller pilot plant during the second quarter of 1997 at its research facility in The Woodlands, Texas. The new pilot plant, which is capable of processing three gallons of diesel fuel per day, was built to facilitate
EBC's process engineering initiatives, and was used to develop the reactor improvements that were implemented at the St. Louis pilot plant in the third quarter of 1997. It is a fully integrated unit, with three staged BDS reactors, separations equipment, recycle capabilities, and a PC-based process control system. EBC consulted with its alliance partner, Kellogg, during the revamp of the St. Louis pilot plant, and Kellogg provided the design for this smaller pilot unit.

     BIOREACTOR TECHNOLOGY. EBC designed and constructed both pilot plants to develop the catalytic process with hydrocarbon molecules in the presence of air, water and various process chemicals. Variables such as temperature, agitation rate and pH (acidity or alkalinity) can be controlled, and measured amounts of oxygen and process chemicals can be added to the mixture of biocatalyst and petroleum, optimizing the desulfurization environment. EBC implemented a redesigned, staged reactor system at the St. Louis pilot plant during the third quarter of 1997. Experiments at the pilot plant confirmed that the redesigned reactor system significantly increased the level of desulfurization, with no increase in total reactor volume. Experiments at EBC's smaller pilot plant further indicated that EBC's biocatalyst can be used more effectively by operating with a higher concentration of biocatalyst in the reactor. This discovery lead to the initiation in 1997 of engineering research efforts focused on the development of a low-cost separation scheme capable of recovering the oil from the reactor effluent when a much higher cell-loading is used in the reactor section of the process.

     SEPARATIONS. The BDS process produces a mixture of water, desulfurized hydrocarbons, biocatalyst, and sulfur coproduct. The mixture must be separated into its components, a process which involves substantial increases in difficulty and cost as the concentration of biocatalyst increases. EBC previously has developed technology, demonstrated in the laboratory and successfully implemented at the EBC's St. Louis pilot plant in 1996, for the efficient separation of these components if the biocatalyst is present in the reactor at a relatively low concentration. This low concentration separation process employs a combination of conventional technologies which EBC believes can be scaled up to commercial levels without substantial difficulty. In connection with EBC's decision in 1997 to pursue efforts to increase the biocatalyst concentration used within the process as a complement to its efforts to increase the activity of the biocatalyst, EBC began working toward developing a low-cost separation process compatible with higher concentrations of biocatalyst that could still be scaled up economically to commercial levels. EBC's engineers have made good progress working closely with several equipment vendors and conducting experiments in the lab and the two pilot plants towards achievement of this objective.

     BIOCATALYST REGENERATION. As the biocatalyst used in EBC's BDS process circulates and is used to catalyze the BDS reaction, its activity level decreases with time, a phenomenon common in both biological and chemical catalysts. Prior to 1997, EBC's BDS process design was based upon continually feeding fresh biocatalyst into the process, using the biocatalyst for a period of time, and discarding the spent biocatalyst. In 1997, EBC discovered a biocatalyst formulation and a set of process operating conditions that allowed the biocatalyst to be regenerated, permitting the operation of the bioreactor with a reduced amount of biocatalyst. EBC is pursuing this new process concept, which it believes will significantly reduce the operating cost of a BDS unit. In addition, EBC believes that the coproduct of the biocatalyst developed for this new mode of operation provides an opportunity to further improve the economics of the BDS process. The longevity of the biocatalyst is now believed to be suitable for commercial operations. This biocatalyst milestone was achieved in late 1998.

     COPRODUCT DISPOSITION. The principal coproduct of the BDS process is a water-soluble, organic sulfur compound that can be separated from the biorefined petroleum at relatively low cost. EBC believes that this chemical product is valuable in a broad area of industrial chemical markets such as surfactants, adhesives, resins, etc. This principal coproduct of the BDS process concept currently being developed by EBC, using a regenerative biocatalyst, is an ionic salt of an organic sulfinic acid, called organic sulfinate. EBC currently is exploring the market potential with several interested chemical companies. A secondary byproduct of this process is the spent biocatalyst stream, which would be expected to be disposed of at an off-site commercial disposal facility as either a solid or other refinery waste.

PRODUCTION OF THE BIOCATALYST

     Large-scale growth and production, or fermentation, of biocatalysts is essential to the commercialization of the BDS technology. EBC's efforts in developing alternative microbial hosts have been intended to select hosts that can be produced more rapidly and at lower cost. EBC believes that this fermentation will not be substantially different from the many antibiotic and enzyme fermentations routinely commercialized by other biotechnology companies. EBC currently conducts small- and intermediate-scale (300 liter) fermentations at its laboratory facilities. These facilities are sufficient to supply laboratory and preliminary pilot plant needs for the biocatalyst. See
"--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology" and "--Risk Factors--Manufacture of Biocatalyst."

SCIENTIFIC ADVISORY BOARD

     EBC has retained a group of distinguished research scientists and engineers to provide advice on matters relating to its research, development and business activities. The Scientific Advisory Board, composed of four members, meets with EBC's scientists and management and is regularly available for consultation. Scientific advisors are compensated for expenses and all advisors have been granted options to acquire Common Stock. The members of the Scientific Advisory Board are as follows:

     CHARLES L. COONEY, PH.D., PROFESSOR OF CHEMICAL AND BIOCHEMICAL ENGINEERING, MASSACHUSETTS INSTITUTE OF TECHNOLOGY. Dr. Cooney is widely recognized as an expert in the field of bioreactor design and engineering. He is the author or co-author of more than 200 scientific publications and patents and has received many academic awards and honors, including being named Founding Fellow, American Institute for Medical and Biological Engineering, in 1992. In addition to his serving as Professor of Chemical and Biochemical Engineering, Dr. Cooney also is Executive Officer in the Department of Chemical Engineering and Co-Director of the Program on the Pharmaceutical Industry at Massachusetts Institute of Technology. Dr. Cooney received his B.S. in Chemical Engineering from the University of Pennsylvania and his M.S. and Ph.D. in Biochemical Engineering from Massachusetts Institute of Technology.

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

ALLIANCES

     EBC has entered into alliances with potential customers and suppliers in support of its BDS development and commercialization activities. These alliances give EBC an opportunity to build on established expertise and resources in areas critical to its success. In the case of alliances with potential customers, EBC believes that these relationships may enhance its ability to sell BDS units. Entering into alliances with recognized industry suppliers is expected to facilitate commercialization of the BDS technology. However, there can be no assurance that EBC will be successful in maintaining its existing collaborative relationships or in establishing new relationships.

ALLIANCES WITH POTENTIAL CUSTOMERS

     TOTAL RAFFINAGE DISTRIBUTION S.A. In July 1994, EBC entered into an agreement with TOTAL Raffinage Distribution S.A. ("TOTAL") to collaborate on the application of EBC's BDS process to diesel and other middle distillate fuel streams. EBC and TOTAL will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, TOTAL has provided EBC with the use of analytical equipment valued at approximately $200,000. The agreement with TOTAL provides that upon commercialization, the site license fees will be waived on TOTAL's first commercial BDS unit. In addition, TOTAL will be entitled to receive a 10 percent discount on future site license and service fees until it has recovered two and one-half times its research costs and expenses for BDS projects under the agreement. EBC expects that its alliance with TOTAL will facilitate commercialization of the BDS technology for diesel fuel and EBC's entrance into the European market.

     EBC's alliance agreement with TOTAL contemplates an evaluation of pilot plant operations, commencing after EBC's completion of the development of a prototype biocatalyst. EBC completed the development of a prototype biocatalyst in late 1996 and continues to conduct bench-scale and pilot plant experimentation using improved generations of the prototype biocatalyst to address the desulfurization targets requested by TOTAL. The prototype biocatalyst is intended to possess characteristics sufficiently similar to the commercial biocatalyst to permit the design of a commercial-scale BDS unit although it is not expected or intended to possess sufficient specific activity or other characteristics necessary to be commercially viable. When the BDS processes reach commercial levels for activity and extent, it is expected that TOTAL will build and operate at TOTAL's expense a pilot BDS unit at TOTAL's European Center for Research and Technology. TOTAL has indicated that it intends to employ its initial BDS units for the "ultra deep" (below 50 ppm) desulfurization of diesel, a range of desulfurization far below current regulatory standards in which BDS is expected to possess greater cost advantages as compared to HDS.

     TOTAL is a wholly owned subsidiary of TOTAL S.A., a leading international oil and gas company based in France. TOTAL S.A. participates in every phase of the oil and gas industry with operations in more than 80 countries worldwide and revenues of over $46 billion.

     KOCH REFINING COMPANY. In December 1993, EBC entered into an alliance with Koch Refining Company ("Koch") for the development of a biotechnology-based desulfurization system for refinery oil streams. The alliance is expected to accelerate the development of BDS for certain gasoline streams and customize that development for Koch's applications.
Under the terms of the alliance, EBC is primarily responsible for improving the performance of the biocatalyst used in the BDS process and developing a commercial BDS system. Koch primarily is responsible for selecting and providing the target gasoline stream as well as testing desulfurized product quality. Koch also will provide engineering support as needed in the development of a BDS unit for Koch's operations. Until commercialization, EBC and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Upon commercialization, Koch will be repaid for direct costs and expenses incurred in assisting BDS development. Repayment will be in the form of a 10 percent rebate on desulfurization processing fees charged to Koch until Koch has been repaid its share of BDS development costs. EBC expects that the development alliance with Koch will facilitate commercialization of EBC's BDS technology for target gasoline streams.

     Koch is a part of Koch Industries, one of the largest privately held companies in the United States. Koch Industries, with annual revenues in excess of $30 billion, is involved in virtually all phases of the oil and gas industry, as well as chemicals, chemical technology products, agriculture, hard minerals, real estate, and financial investments.

     TEXACO GROUP, INC. In July 1993, EBC signed an agreement with Texaco Group, Inc. ("Texaco") for the development of a BDS process for crude oil. Under the terms of the alliance, EBC primarily is responsible for improving the performance of the biocatalyst used in the BDS process. Texaco primarily is responsible for field operations, analytical chemistry work, and selecting and providing the target crude oil stream as well as testing desulfurized product quality. Process engineering is conducted jointly by the parties. EBC and Texaco each bear their own costs and expenses incurred in connection with the collaboration. In the event EBC sub-licenses Texaco's intellectual property and proprietary information, licensed by Texaco to EBC, EBC has agreed to pay Texaco an amount equal to 10 percent of the desulfurization processing fee charged to Texaco until such time as EBC has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration. EBC expects that the development alliance with Texaco will facilitate commercialization of EBC's BDS technology for crude oil applications.

     Texaco is one of the largest oil companies in the world with operations in crude oil production, refining and marketing. Texaco has annual revenues in excess of $46 billion.

     PROSPECTIVE ADDITIONAL CUSTOMER ALLIANCES. EBC is also pursuing additional alliances with potential customers, particularly for its organosulfur compounds with companies in the area of industrial chemicals.

     ALLIANCES WITH SUPPLIERS

     KELLOGG, BROWN AND ROOT. In August 1994, EBC signed an agreement with Kellogg, Brown and Root ("Kellogg") to collaborate on the development and commercialization of BDS technology. Under the terms of the collaboration, Kellogg will serve as an engineering consultant to EBC during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for commercial BDS units. In return for these services, Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and applies to all biorefining technologies EBC develops. During the first phase of the collaboration, Kellogg provided 500 engineering work hours of service at no cost to EBC. Kellogg also agreed to provide an additional 1,500 work hours of service at Kellogg offices at reduced rates. EBC expects that the development alliance with Kellogg will substantially enhance its refinery engineering capabilities and market access.

     Kellogg is an ISO 9001-certified, international technology-based engineering and construction contractor, serving primarily the hydrocarbon, chemical and energy related industries. Kellogg is a wholly owned subsidiary of Haliburton, a major supplier of highly engineered products and services primarily used in hydrocarbon and energy-related activities throughout the world. Haliburton has annual revenues in excess of $16 billion.

     BAKER PETROLITE CORPORATION. In March 1992, EBC entered into a collaboration agreement with Petrolite Corporation, now Baker Petrolite Corporation ("Petrolite"). EBC and Petrolite agreed to jointly develop EBC's BDS process and utilize emulsification and separations technologies and process chemicals developed by Petrolite, if needed. In connection with this collaboration, Petrolite agreed to provide the emulsification and separations equipment necessary for the storage, mixing, injection and delivery of biocatalysts and process chemicals used in the BDS process and to pay EBC $5.4 million during the first two years of the agreement for research and development. Petrolite also agreed to design and finance construction of the pilot plant and to provide service personnel to operate and service the BDS units on site at customer locations.

     In October 1996, EBC entered into an agreement with Petrolite providing EBC with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, EBC made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. EBC elected not to exercise its option to reduce the percentage of site license fees and adjusted gross profit payable to Petrolite to 9.5% from 22%, in exchange for which EBC would have (i) assumed responsibility for servicing the BDS units on site at customer locations (ii) been required to pay Petrolite an additional $9 million in cash and (iii) been required to issue to Petrolite a warrant entitling Petrolite to purchase 19,841 shares of Common Stock at an exercise price of $50.40 per share. EBC instead elected on March 27, 1998 to terminate the agreement, effective March 27, 1999. EBC believes this will provide the greatest future benefits including competitive bidding by potential service alliance partners while still at a cost as low or lower that that provided by continuing the agreement. EBC is obligated to pay to Petrolite a decreasing royalty for twenty years from the effective date of the termination of the agreement. The royalty decreases from 22% to 3% in the first ten years following the effective termination of the agreement.

     Petrolite was acquired by Baker Hughes Incorporated ("Baker Hughes") in 1997 in connection with which it merged with Baker Hughes subsidiary Baker Performance Chemicals. Baker Hughes, which serves the worldwide petroleum and processing industries has annual revenues in excess of $3 billion.

CUSTOMER AGREEMENT

     In March 1998, EBC entered into a site license agreement with Petro
Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee which was received upon execution of the agreement and $300,000 additional site license fees payable at various stages during the term of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, EBC issued a four-year warrant entitling Petro Star to purchase 28,571 shares of EBC Common Stock at an exercise price of $21.77 per share. EBC believes Petro Star will start detailed design engineering later in 1999. The successful implementation of a commercial BDS unit will be dependent upon EBC's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology). See"--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

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

COMPETITION

     The primary competition for BDS technology is expected to come from licensors of HDS technology and the manufacturers of catalysts used in those units. In most initial diesel fuel applications, BDS will be sold as a complementary process where expanded capacity is desired or a greater degree of desulfurization becomes necessary in connection with an existing HDS unit. Subsequently, BDS may be developed as a stand-alone diesel fuel desulfurization process, competing directly with HDS. In the case of gasoline, where HDS units are not typically used, EBC expects BDS to operate as a stand-alone desulfurization system. EBC intends to compete on the basis of cost effectiveness, ease of integration, effectiveness in removing complex sulfur molecules that are resistant to conventional desulfurization technologies, production of valuable chemical coproducts and the ability to process petroleum streams that are difficult for HDS to process.

     HDS process technologies and catalysts are supplied by a small number of companies that maintain their market positions through a combination of recognized expertise, intellectual property rights and established relationships with refiners. Increasing environmental regulation has caused these catalyst suppliers to make significant investments in research and development during the past several years to develop more efficient HDS technologies. EBC believes that these efforts have been directed at refinement of the conventional HDS technology rather than development of entirely new processes. Many of these companies supplying HDS technology have substantially greater financial, technical and human resources than EBC.

     BDS may face competition from other biotechnology processes, although EBC believes it is the leading developer of biorefining in the world. The most significant competitive effort of which EBC is aware is based in Japan at the Petroleum Energy Center ("PEC"), a consortium of Japanese petroleum companies conducting research funded by the Japanese Ministry of International Trade and Industry. EBC believes, based upon meetings with PEC personnel and third-party sources, that it has a substantial lead in developing BDS technology and that its numerous patents provide it with a substantial competitive advantage over the PEC effort. EBC is also aware that one or more major oil companies have from time to time attempted to develop microbial or biocatalytic desulfurization technologies, although EBC believes that none of these companies has successfully developed any of these technologies to date. Based upon information available to EBC, EBC believes that these efforts do not currently present significant competition for its BDS technology in its primary markets.

PATENTS AND PROPRIETARY TECHNOLOGY

     EBC's ability to compete will depend in part on maintaining the proprietary nature of its technology. EBC has established an active program for the protection of its intellectual property. This program includes, among other things: procedures, notebooks and forms for documenting, evidencing and disclosing all Company inventions to management; a Patent Review Committee which meets regularly to discuss all intellectual property issues; a system for continuously monitoring patents issued to, and patent applications filed by, relevant third parties; a program of seminars for employees on intellectual property topics; personnel policies and agreements requiring disclosure by employees of all inventions and protection of confidential information; and agreements with all technical and scientific employees providing for the assignment of inventions made by such employees to EBC.

      EBC has an active program in place to maintain and build its intellectual property position. Seven U.S. patents on BDS technology have been issued to The Institute of Gas Technology ("IGT") and licensed exclusively to EBC, subject to the U.S. government's rights to certain of such patents. Additionally, one U.S. patent has been issued to the Korean Institute of Science & Technology and licensed on a nonexclusive basis to EBC. A U.S. patent claiming the use of BDS in combination with HDS for BDS technology was issued to EBC in 1993. The two-stage process for deep desulfurization covered by this patent involves the use of BDS in conjunction with conventional HDS technology, taking advantage of the significant synergies between the two technologies. EBC was issued three patents during the year ended December 31, 1994 and three patents during the year ended December 31, 1995. The most significant of the three patents issued in 1994 is the "Recombinant DNA Encoding a Desulfurization Biocatalyst" patent, which is a fundamental recombinant DNA patent on the genetic sequences for enzymes that desulfurize petroleum. This patent is an important milestone in the development of EBC's worldwide competitive position and establishes its technical leadership in biodesulfurization. The remaining two patents issued in 1994 include "A Process for the Desulfurization and the Desalting of Fossil Fuels" and "Microemulsion Process for Direct Biocatalytic Desulfurization of Organosulfur Molecules." The patents issued in 1995 include "Multistage Process for Deep Desulfurization of Fossil Fuels," "Method for Separating a Sulfur Compound from Carbonaceous Materials" and "Continuous Process for Biocatalytic Desulfurization of Sulfur-Bearing Heterocyclic Molecules." In

1996, an additional five U.S. patents were issued to EBC, including continuations in part on the HDS/BDS patent first issued in 1993 and the desalting patent first issued in 1994 as well as two entirely new patents related to oil/water separations technology and a novel process for the reduction of oil viscosity. The technologies to which these patents relate are expected to yield long-term improvement in the economics of biodesulfurization for EBC. In 1997, an additional U.S. patent was issued to EBC relating to a method for removing and separating metals from fossil fuels. In 1998, six additional patents were issued to EBC, including one for demetallization, and oil/water/biocataylst three phase separation process, and a patent covering a Rodococcus flavin reductase.

     EBC has filed patent applications in the U.S. and worldwide under the Patent Cooperation Treaty as well as in targeted countries not involved in the treaty such as Venezuela. In total, EBC has rights to 27 U.S. patents (including cell recombinant DNA and fundamental process patents) and 35 foreign patents. In addition, EBC has 13 applications pending in the U.S. patent office, and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst gene. Patents issued to or licensed by EBC begin to expire in the year 2010. See "--Risk Factors--Patents and Proprietary Technologies."

EMPLOYEES AND CONSULTANTS

     EBC believes that its success will be based, among other things, on achieving and retaining scientific and technological superiority and on identifying and retaining capable management in order to conduct a fully integrated program of biorefining technology development. EBC has assembled a highly qualified team of scientists as well as executives with extensive experience in the petroleum industry. EBC's product development program combines basic scientific disciplines, such as molecular biology, microbial genetics, biochemistry and biochemical engineering, with applied disciplines such as fermentation, process development, refining, petroleum product separations and recovery, and byproduct disposition expertise.

     As of December 31, 1998, EBC employed 60 people, 20 of whom hold Ph.D. degrees and 9 of whom hold other advanced degrees. EBC's employees with doctoral degrees represent collective expertise in molecular biology, microbiology, biochemistry, chemistry and chemical and process engineering. EBC believes that its relationship with its employees is good.

GOVERNMENT REGULATION

     Certain of EBC's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, EBC generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of EBC are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of EBC's technology, EBC's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. Although current information is not definitive enough to accurately predict compliance requirements with such laws and regulations, EBC believes that compliance will not materially affect its operations.

     Under TSCA, the U.S. Environmental Protection Agency ("EPA") regulates the use of chemicals for commercial purposes, and the EPA has asserted that it has jurisdiction under TSCA to regulate genetically engineered microorganisms. Prior to commercialization of EBC's biocatalyst product, EBC will most likely be subject to the Premanufacture Notice Requirements under TSCA in marketing its BDS technology. Under the Premanufacture Notice Requirements, if the EPA finds that EBC's biocatalyst product poses an unreasonable risk to the environment, it may establish controls on its manufacture, distribution or disposal. Based on written communication with the EPA, EBC does not believe that compliance with TSCA will delay the commercialization of the BDS process.

     Commercialization of EBC's technology outside the U.S. will require compliance with the regulations of foreign countries. In anticipation of early commercialization in Europe, EBC has begun efforts to prepare for compliance with European Union regulations for genetically modified organisms ("GMOs"). Directive 90/219 of the European Commission provides a framework for contained use of GMOs. Each of the member countries has enacted specific regulations consistent with this directive. Based upon discussions with authorities in France, Belgium and the United Kingdom regarding their regulations under Directive 90/219, EBC does not believe that compliance with such regulations will delay commercialization of the BDS process in Europe.

RISK FACTORS

TECHNOLOGICAL UNCERTAINTY; RISKS ASSOCIATED WITH COMMERCIALIZATION OF BDS TECHNOLOGY

     Since its inception, EBC has engaged primarily in research and development related to its BDS process. EBC's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. EBC has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. EBC's ability to make its BDS technology commercially viable will depend in large part on its success in (i) achieving improvement of its biocatalyst, including the manipulation of the genes responsible for desulfurization activity to increase the reaction rate and specificity (extent) of the biocatalyst, (ii) improving the rate at which sulfur molecules transfer from petroleum to the biocatalyst, (iii) more fully developing the catalyst regeneration process, (iv) developing a bioreactor for use with the BDS process capable of operating at commercial levels of throughput and desulfurization, (v) identifying economically viable processes for commercial-scale sulfur coproduct recovery and (vi) marketing its BDS systems effectively. The accomplishment of some or all of these objectives may take longer than anticipated or may never occur. EBC will require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize the BDS technology.

HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY

     EBC has incurred net losses since its inception and expects its losses to increase in the foreseeable future as it continues its expenditures for the continued development and commercialization of its biorefining technology. EBC's only derived revenues to date from the use or sale of its biorefining technology has been the initial payment of the Petro Star license of $200,000 in 1998. At December 31, 1998, EBC had an accumulated deficit of $67.2 million. The time required for EBC to become profitable is uncertain, and there can be no assurance that EBC will achieve profitability on a sustained basis, if at all.

NEED FOR ADDITIONAL FUNDS

     EBC's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue over the foreseeable future. EBC believes that its existing capital resources will be sufficient to fund its operations through mid 1999. Accordingly, EBC is currently seeking additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners to continue development and commercialization of its biorefining technology. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to EBC. EBC's inability to raise funds when needed may require EBC to delay, scale back or eliminate some or all of its research and product development programs. EBC's independent public accountants have included an explanatory paragraph in their report on EBC's financial statements as of and for the year ended December 31, 1998, that describes the substantial doubt regarding EBC's ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURE OF BIOCATALYST

     EBC currently intends to manufacture, at its own facility, only a quantity of biocatalyst sufficient for its in-house research and pilot plant needs. EBC expects that the biocatalyst to be employed in the commercial BDS process initially will be manufactured by a third party, including manufacturing at each BDS unit site to generate startup quantities. EBC has had discussions regarding non-exclusive biocatalyst supply arrangements with several parties that it believes are capable of satisfying EBC's supply requirements. If EBC is unable to enter into agreements for the supply of commercial quantities of biocatalyst, EBC may be forced to establish its own fermentation facilities. This alternative could delay the commercialization of the BDS process and would require significant capital expenditures.

MARKET ACCEPTANCE

     The BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that EBC will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process. Also, the rate of purchase of EBC's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are substantially affected by fluctuations in the price of crude oil and finished products. Oil production and drilling activity are also largely dependent on the level and volatility of oil prices.

RELIANCE ON ENVIRONMENTAL REGULATION

     Demand for the BDS units and services being developed by EBC is based, in large part, on legislation and regulations in the United States, Europe and Asia that specify stringent environmental quality standards and that impose penalties for noncompliance. The amendments to the federal Clean Air Act required the EPA to develop maximum sulfur content standards for highway diesel fuel and new standards for gasoline content. In response, the EPA promulgated regulations regarding the maximum sulfur content of highway diesel fuel in 1990 and regulations for a reformulated gasoline program in 1994. Similar regulations regarding the maximum sulfur content of diesel fuel have been adopted in Western Europe and certain Asian countries. EBC also expects that European and Asian countries will adopt and enforce additional standards requiring a reduction in the sulfur content of petroleum products. Any reduction of severity in current regulations, lax enforcement of current regulations, delay in implementation and enforcement of planned regulations, or reduction of severity in planned or anticipated regulations worldwide may delay or decrease the worldwide demand for EBC's BDS process.

PATENTS AND PROPRIETARY TECHNOLOGIES

     EBC's success is heavily dependent upon its proprietary BDS and other technologies. In total, EBC has rights to 27 U.S. and 35 foreign patents. In addition, EBC has 13 patent applications pending in the U.S. patent office and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst genes. There can be no assurance concerning the scope, validity or value of such patents, patent applications or related intellectual property rights. Furthermore, there can be no assurance that the steps taken by EBC to protect its proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties, particularly where third parties may independently develop similar technologies, duplicate any of EBC's technologies or design around any proprietary technologies owned by EBC. Any such misappropriation could have a material adverse effect on EBC. Although EBC does not believe any of its proprietary technologies infringe the patent or other proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against EBC in the future or that any such claims will not require EBC to enter into license arrangements or result in litigation. In the event that EBC may be required to obtain licenses to patents or other proprietary rights of third parties, there can be no assurance that any required licenses would be made available to EBC on terms acceptable to EBC, or at all. If EBC does not obtain such licenses, it could encounter delays in commercializing its BDS technology while it attempts to design around such patents or could find that the commercialization of its BDS technology could be foreclosed. In addition, to the extent that EBC seeks to protect its proprietary technologies overseas, there can be no assurance that steps taken by EBC to protect its proprietary technologies will be adequate under the laws of certain foreign countries, which may not protect EBC's proprietary rights to the same extent as do the laws of the United States.

     EBC relies on secrecy to protect its proprietary technologies in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. EBC has entered into confidentiality agreements with its employees, licensors and certain of its collaborators and consultants. There can be no assurance that such obligations of confidentiality will be honored, that other parties will not otherwise gain access to EBC's trade secrets or that EBC can effectively protect its rights to its unpatented trade secrets. See " --Patents and Proprietary Technology."

DEPENDENCE ON COLLABORATORS

     EBC has been dependent on collaborative relationships for development of certain key components of the BDS process, and EBC's commercialization strategy contemplates continued dependence on collaborative relationships.
EBC has signed an agreement with Kellogg to provide the basic engineering designs necessary for BDS implementation at customer sites. EBC also has entered into an alliance with TOTAL relating to the application of the BDS process to diesel fuel, an alliance with Koch to develop the BDS process for certain gasoline products, and an alliance with Texaco to develop a process for desulfurizing high-sulfur crude oil. Each alliance partner is currently providing technical assistance during the development of the BDS process. Collaborative arrangements involve risks that the participating partners may disagree on business decisions and strategies, which may result in delays, additional costs or litigation. The inability of EBC to successfully maintain existing collaborative relationships or enter into new collaborative relationships could have a material adverse effect on EBC. See "-- Alliances."

LIMITED MARKETING EXPERIENCE

     EBC has only limited experience marketing its BDS technology, and has assembled only a small sales and marketing staff. There can be no assurance that EBC will be able to successfully implement its sales and marketing plan.

DEPENDENCE ON KEY PERSONNEL

     EBC is dependent on the efforts of its executive officers, scientists and other key employees, the loss of any one of whom could have a materially adverse effect on EBC's business. Shortages of qualified scientists within certain disciplines may occur and competition for the services of qualified scientists may intensify. EBC may not be successful in recruiting or retaining such personnel in the future.

GOVERNMENT REGULATION

     Certain of EBC's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, EBC generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of EBC are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of EBC's technology, EBC's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. In addition, commercialization of the BDS technology outside the United States will require compliance with the regulations of foreign countries. Failure to comply with applicable regulations could have an adverse effect on EBC. See "--Government Regulation."

COMPETITION

     EBC expects to encounter competition from suppliers of existing desulfurization technology in the marketing of EBC's BDS units. These companies have well-established relationships in the refining industry and have substantially greater financial, technical and human resources than EBC. In addition, new desulfurization technologies could be developed that are competitive with or superior to EBC's BDS technology. See "--Competition."

DILUTIVE EFFECT OF DIVIDENDS ON PREFERRED STOCK; DEFICIENCY IN FIXED CHARGES AND PREFERRRED STOCK DIVIDEND COVERAGE

     EBC has been paying dividends on the Preferred Stock in Common Stock, although EBC may pay dividends in cash or combination of Common Stock and cash. Dividends will be payable on the Preferrd Stock only when, as and if declared by EBC's Board of Directors as permitted under Delaware Law. EBC has incurred net losses since inception and expects its losses to increase in the foreseeable future. While EBC intends to pay dividends on the Preferred Stock in Common Stock, it is anticipated that EBC will continue to incur losses and thus will continue to have a deficiency in fixed charges and preferred stock dividend coverage. Dividends on the Preferred Stock may be paid only out of capital surplus (within the meaning of the Delaware General Corporation Law) or net profits of EBC for the fiscal year in which the dividend is declared and the preceding fiscal year. Unpaid dividends do not earn interest.

YEAR 2000 ISSUES

     EBC has undertaken an assessment of its financial and operational systems to ensure their Year 2000 compliance. Year 2000 issue results from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. Typically, the year 2000 may be represented or interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

     Based upon its review to date and other preliminary information, EBC does not anticipate that it will incur any significant costs relating to remediation of Year 2000 issues. EBC believes that the potential impact, if any, of its systems not being Year 2000 compliant should not impact its ability to continue its research and development activities. However, there can be no assurance at this time that EBC, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on EBC.

NASDAQ LISTING REQUIREMENTS

     Although EBC's Common Stock meets the current listing requirements of, and are presently included in, the Nasdaq Stock Market, EBC will have to maintain certain minimum financial requirements for continued inclusion on Nasdaq. If EBC is unable to satisfy Nasdaq's maintenance requirements, EBC's Common Stock may be delisted from Nasdaq. In such event, trading if any, in the Common Stock would thereafter be conducted in the over-the-counter markets and so-called "pink sheets" of the NASD's "Electronic Bulletin Board." Consequently, the liquidity of EBC's Common Stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the new media's coverage of EBC, and lower prices for EBC's Common Stock than might otherwise be attained.

ITEM 2. PROPERTIES

FACILITIES

     EBC's corporate offices and laboratories are situated in a 32,000 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas. Pursuant to the lease, monthly payments of $33,678 are required for base rent. The lease for this facility expires in 2003. Approximately 20,500 square feet of this space is devoted to research and development. The facility includes two laboratories designed for molecular biology/microbiology/microbial physiology, a process engineering laboratory, a biochemistry laboratory, a media preparation laboratory, and an analytical laboratory which provides all the routine sulfur and hydrocarbon analyses for the operation, a fermentation laboratory, microbiology laboratory and accelerated development program laboratories.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings required to be reported in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At EBC's special meeting of stockholders held on December 18, 1998, the following proposal was submitted to and approved by the stockholders of EBC:

         Proposal: The approval of the amendment to EBC's Amended and Restated Certificate of Incorporation to effect a one-for-seven reverse split of EBC's Common Stock.

         The results of the votes cast by the stockholders were as follows:


For            15,122,701            Against            110,666            Abstain            7,650


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     EBC's common stock (symbol: ENBC) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarterly period in the two years ended December 31, 1998 as reported on the Nasdaq National Market (prices for all periods have been restated to reflect the one-for-seven reverse split of EBC's common stock on December 18, 1998):


YEAR ENDED DECEMBER 31, 1998                                                     HIGH             LOW
----------------------------                                                    -------         -------
First Quarter............................................................       $ 25.81         $ 14.00
Second Quarter...........................................................         18.81           10.50
Third Quarter............................................................         14.88            3.28
Fourth Quarter...........................................................          9.41            1.69

YEAR ENDED DECEMBER 31, 1997                                                     HIGH             LOW
----------------------------                                                    -------         -------
First Quarter............................................................       $ 57.75         $ 35.00
Second Quarter...........................................................         45.50           28.00
Third Quarter............................................................         46.41           28.00
Fourth Quarter...........................................................         54.69           18.41


     As of March 26, 1999, 2,180,358 shares of common stock were outstanding and EBC had approximately 134 shareholders of record.

DIVIDENDS

     EBC has never paid cash dividends on its common stock. EBC currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. For a discussion of dividends paid or payable on Series B Redeemable Convertible Preferred Stock, see "Item 1. Business -- Risk Factors -- Dilutive Effect of Dividends on Preferred Stock; Deficiency in Fixed Charges and Preferred Stock Dividend Coverage."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to EBC's statements of operations for each of the five years in the period ended December 31, 1998 and with respect to EBC's balance sheets as of December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the audited financial statements of EBC. EBC's independent public accountants, Arthur Andersen LLP, have included an explanatory fourth paragraph in their report on EBC's financial statements as of and for the year ended December 31, 1998, that expresses substantial doubt about EBC's ability to continue as a going concern as a result of its financial resources as of December 31, 1998. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and EBC's Financial Statements and Notes thereto included elsewhere in this report.


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                               1994        1995        1996        1997        1998
                                            ----------  ----------  ----------  ----------  ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
      Sponsored research revenues .......   $    1,148  $    1,567  $    1,778  $    1,652  $      689
      Interest and investment income ....          573       1,401         807         650         360
                                            ----------  ----------  ----------  ----------  ----------
          Total revenues ................        1,721       2,968       2,585       2,302       1,049
Costs and Expenses:
      Research and development ..........        5,723       7,338       9,210       9,087       7,706
      General and administrative ........        2,978       2,877       2,608       2,754       2,188
                                            ----------  ----------  ----------  ----------  ----------
          Total costs and expenses ......   $    8,701      10,215  $   11,818  $   11,841  $    9,894
                                            ----------  ----------  ----------  ----------  ----------
Net loss ................................   $   (6,980) $   (7,247) $   (9,233) $   (9,539) $   (8,845)
                                            ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------
Net loss per common share - basic and
      diluted ...........................   $    (5.25) $    (6.65) $    (7.29) $    (7.64) $    (5.20)
                                            ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------
Shares used in computing net loss
      per common share - basic and
      diluted ...........................    1,423,949   1,461,085   1,606,861   1,681,351   1,875,414
                                            ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------


     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994 and the Series B Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period. All share and per share information has been restated to reflect the one-for-seven reverse split on December 18, 1998.


                                                                DECEMBER 31,
                                                                ------------
                                              1994       1995       1996       1997       1998
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................   $ 28,284   $  6,172   $  3,106   $  9,661   $  2,795
Working capital..........................     26,269     15,084      8,770     10,102      2,488
Total assets.............................     32,175     23,809     13,711     14,965      6,127
Long-term capital lease obligations......         21         11         --         --         --
Accumulated deficit......................    (21,907)   (31,321)   (42,713)   (55,204)   (67,200)
Total stockholders' equity...............     28,444     21,577     12,715     13,698      5,306


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     EBC has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and there is no assurance of future revenues. EBC has a cumulative loss since inception of approximately $67 million and expects its existing financial resources to fund operations through mid-1999. As of March 30, 1999, EBC had approximately $1,050,000 in cash and approximately $327,000 in liabilities.

     Effective March 30, 1999, EBC implemented a restructuring which included an employee headcount reduction of approximately 38 percent leaving 35 employees. EBC is retaining certain key technical and administrative personnel. EBC is currently seeking additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners. However, there can be no assurance that EBC will be able to obtain financing on acceptable terms. In the event EBC is unable to obtain such financing, it will consider other alternatives, including: (i) a license, sale or other disposition of EBC's BDS or other technologies, or certain rights relating thereto; (ii) a sale or other reorganization of EBC; or (iii) the combination of EBC with another entity. EBC's independent public accountants have included an explanatory paragraph in their report on EBC's financial statements as of and for the year ended December 31, 1998, that describes the substantial doubt regarding EBC's ability to continue as a going concern.

  RESULTS OF OPERATIONS

     EBC had total revenues for the years ended December 31, 1996, 1997 and 1998 of $2,585,419, $2,302,225 and $1,048,791, respectively. Sponsored research revenues decreased by $126,907 from 1996 to 1997 as a result of a decrease in revenue recognized under the Petrolite agreement offset in part by an increase in revenues from the National Institute of Standards and Technology ("NIST") and Department of Energy ("DOE") grants and Carbide/Graphite research and development agreement. Sponsored research revenues decreased by $962,894 from 1997 to 1998 primarily as a result of the decreased revenues recognized from the NIST grant and The Carbide/Graphite Group, Inc. agreement offset in part by increased revenues from the DOE grant and the site license fee from Petro Star. In the year ended December 31, 1996, $1,134,000 was recognized as revenue and in the year ended December 31, 1997, $13,500 was recognized as revenue under the Petrolite agreement; as of December 31, 1996, 1997 and 1998, EBC had balances of $13,500, zero and zero, respectively, of deferred revenues under the Petrolite agreement. The amount recognized was based on the total payments received in relation to the total research and development costs to be incurred under the terms of the agreement. Interest and investment income decreased by $156,287 and $290,540 in 1997 and 1998, respectively, as a result of a decrease in cash and cash equivalents and related investments in marketable securities.

     EBC had research and development expenses for the years ended December 31, 1996, 1997 and 1998 of $9,210,227, $9,087,149 and $7,706,490, respectively.
The decrease of $123,078 from 1996 to 1997 reflects the nonrecurring payment to Petrolite in 1996 of $1,000,000, offset in part by payment of pilot plant operating expenses to Baker Petrolite, hiring a vice president for process development and increases in catalyst production. The decrease of $1,380,659 from 1997 to 1998 is a result of a reduction in research and development personnel at the end of the first quarter of 1998, the cessation of the pilot plant operating expenses at the end of the second quarter of 1998, offset in part by a charge to research and development in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. EBC expects its research and development expenses to decrease during 1999 as a result of the implementation of certain reductions in costs and expenses.

     EBC had general and administrative expenses for the years ended
December 31, 1996, 1997 and 1998 of $2,607,972, $2,754,137 and $2,187,668,
respectively. The $146,165 increase from 1996 to 1997 resulted primarily from the severance compensation payable to EBC's former chief executive officer in 1997. The decrease of $566,469 from 1997 to 1998 reflects the reduction of the general and administrative personnel at the end of the first quarter of 1998. EBC expects a slight decrease in its general and administrative expenses in 1999 as a result of the implementation of certain reductions in costs and expenses.

  LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in December 1989, EBC has devoted substantially all of its resources to research and development. To date, all of EBC's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. EBC has incurred cumulative losses since inception and, assuming EBC obtains additional financing, expects to incur substantial losses for at least the next several years, due primarily to continued research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs. EBC expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1998, EBC's accumulated deficit was approximately $67 million.

     In February 1997, EBC completed a convertible preferred stock offering resulting in net cash proceeds of approximately $10.2 million in exchange for the sale of 224,100 shares of Series B Convertible Preferred Stock. In October 1994, EBC completed a convertible preferred stock offering resulting in net cash proceeds of approximately $22.2 million in exchange for the sale of 480,000 shares of Series A Convertible Preferred Stock. EBC completed its initial public offering in the first quarter of 1993, resulting in net cash proceeds of approximately $14.9 million.

     For the year ended December 31, 1998, EBC used $7,297,273 of funds in operating activities. At December 31, 1998, EBC had cash and cash equivalents totaling $2,795,429 and working capital of $2,487,630.

     EBC expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. EBC is subject to cost sharing arrangements under various collaborative agreements, as discussed below. EBC also expects its general and administrative expenses to decrease as it reduces its marketing, sales and other personnel to conserve its resources for the development of EBC's proprietary BDS technology.

     EBC signed an agreement with Kellogg in August 1994, to collaborate on the development and commercialization of EBC's proprietary biocatalytic desulfurization technology for reducing sulfur levels in petroleum streams. Under the terms of the collaboration, Kellogg will serve as an engineering partner to EBC during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial BDS units. In return for these services, Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies EBC develops. During the first phase of the collaboration, Kellogg provided 500 engineering work hours of service at no cost to EBC. Kellogg has agreed to provide an additional 1,500 work hours of service at Kellogg offices at reduced rates.

     In July 1994, EBC entered into an Agreement with TOTAL to collaborate on the application of EBC's biodesulfurization process to diesel fuel streams. When the BDS processes reach commercial levels for activity and extent, it is anticipated that TOTAL will build and operate at TOTAL's expense a pilot BDS unit at TOTAL's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, TOTAL plans to build the first commercial BDS unit at one of its refineries.

     In December 1993, EBC entered into a research collaboration agreement with Koch, to facilitate the development of BDS technology in refinery petroleum streams. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Koch will be primarily responsible for selecting and improving the target refinery stream as well as testing desulfurized product quality. Koch will also provide engineering support as needed in the development of a BDS unit for Koch's operation. EBC and Koch will each bear their own costs and expenses incurred in connection with the collaboration. EBC expects that the development alliance with Koch will facilitate commercialization of EBC's BDS technology.

     In October 1993, EBC amended its previously existing Collaboration Agreement with Petrolite. The Collaboration Agreement, as amended (the "Agreement"), provides for an expanded territory covered by the Agreement and permits the use of third party engineering and construction companies to assist with certain matters. The Agreement expands the territory of Petrolite's participation from North America, Venezuela and Mexico to the entire world. In return for the expansion of the territory covered by the Agreement, EBC's primary participation rate was increased from 70% of gross profits from biodesulfurization unit sales and fees to 78% of worldwide gross profits from such sales and fees. Additionally, the Agreement allows EBC, after obtaining the advice and input of Petrolite, to enter into an alliance with one or more world-class third party engineering and construction firms to provide certain equipment and services in connection with the design and construction of biodesulfurization units.

     In October 1996, EBC entered into an agreement with Petrolite providing EBC with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, EBC made an initial payment of $1 million to Petrolite in December 1996 in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. EBC did not exercise its option to reduce the percentage of site license fees and adjusted gross profit payable to Petrolite to 9.5% from 22%, in exchange for which EBC would have (i) assumed responsibility for servicing the BDS units on site at customer locations, (ii) paid Petrolite an additional $9 million in cash and
(iii) issued to Petrolite a warrant entitling Petrolite to purchase 19,841 shares of Common Stock at an exercise price of $50.40 per share. On March 27, 1998 EBC elected to terminate the agreement as of March 27, 1999. EBC believes this will provide the greatest future benefits, including competitive bidding by potential service alliance partners, while maintaining a cost as low or lower than that provided by continuing the agreement.

     In July 1993, EBC entered into a research collaboration agreement with Texaco to facilitate the development of EBC's BDS technology in crude oil. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be primarily responsible for field operations and analytical chemistry work with respect to the application of EBC's BDS technology to crude oil. EBC and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. EBC expects that the development alliance with Texaco will facilitate commercialization of EBC's BDS technology.

     EBC entered into a license agreement with Stanford University in November 1993 for the use of its patented recombinant DNA technology which may be employed in the development of EBC's biocatalytic desulfurization process. The license requires a minimum annual advance on earned royalties of $10,000. The final payment required under this license was made in 1997.

     EBC has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. EBC will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. EBC will need to raise substantial additional capital to fund its future operations. EBC's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of EBC's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of EBC's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of EBC's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in EBC's planned business. Estimates about adequacy of funding for EBC's activities are based upon certain assumptions, including assumptions that the research and development programs relating to EBC's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in EBC's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

     To satisfy its capital requirements, EBC is currently seeking additional financing through an equity financing, government funding and through alliances with chemical companies and corporate partners. There can be no assurance that any such funding will be available to EBC on favorable terms or at all. If adequate funds are not available when needed, EBC may be required to delay, scale back or eliminate some or all of its research and product development programs. If EBC is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of EBC's Common Stock.

     Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

     EBC is in the process of assessing all of its financial and operational systems and equipment to ensure year 2000 compliance. EBC has either obtained certifications as to year 2000 compliance from vendors or has tested the year 2000 compliance of substantially all its systems and equipment and has taken the steps it believes will be necessary to remediate year 2000 problems associated with the systems and equipment that it determined not to be year 2000 compliant. EBC plans to complete its assessment of its financial and operational systems and equipment in the second quarter of 1999. EBC believes that the impact, if any, of its systems not being year 2000 compliant should not impact EBC's ability to continue its research and development activities. However, there can be no assurance that EBC, its business partners, vendors and customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on EBC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None

ITEM 8. FINANCIAL STATEMENTS.

     The financial statements required by this Item are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item as to the directors and executive officers of EBC is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in EBC's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of EBC's fiscal year on December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item as to the management of EBC is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in EBC's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of EBC's fiscal year on December 31, 1998. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in EBC's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item as to the ownership by management and others of securities of EBC is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to EBC's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of EBC's fiscal year on December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item as to certain business relationships and transactions with management and other related parties of EBC is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in EBC's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of EBC's fiscal year on December 31, 1998.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as a Part of this Report

1.  FINANCIAL STATEMENTS:

                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants.............................................            F-1
Balance Sheets as of December 31, 1997 and 1998......................................            F-2
Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998........            F-3
Statements of Stockholders' Equity for the Period from December 31, 1995 to
December 31, 1998....................................................................            F-4
Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998........            F-5
Notes to Financial Statements........................................................            F-6


     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.  EXHIBITS:

   Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission and the Nasdaq Stock Market. Upon request to EBC and payment of a reasonable fee, copies of the individual exhibits will be furnished.


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

         3.1(b)       Certificate of the Powers, Designations, Preferences and
                      Rights of the Series A Convertible Preferred Stock
                      (incorporated by reference to Exhibit 10.2 to EBC's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1994).

         3.1(c)       Certificate of Designation of Series One Junior Participating
                      Preferred Stock of EBC (incorporated by reference to Exhibit 3.1(c)
                      to EBC's Annual Report on Form 10-K for the year ended December 31,
                      1994).

         3.1(d)       Certificate of the Powers, Designation, Preferences and
                      Rights of the Series B Convertible Preferred Stock
                      (incorporated by reference to Exhibit 3.1(d) to EBC's
                      Annual Report on Form 10-K for the year ended December 31,
                      1997).

         3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3 filed with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------
         4.1          Form of Stock Purchase Agreement, dated as of October 27,
                      1994, by and between EBC and the Purchasers of the Series A
                      Convertible Preferred Stock (incorporated by reference
                      to Exhibit 10.1 to EBC's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 1994).

         4.2          Form of Stock Purchase Agreement, dated as of February 21,
                      1997, by and between EBC and the Purchasers of the Series B
                      Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to EBC's Annual Report on Form 10-K for the year ended December 31, 1997).

         4.3          Form of Stock Exchange Agreement, dated as of February 21,
                      1997, by and between EBC and the Exchanging Holders of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to EBC's Annual Report on Form 10-K for the year ended December 31, 1997).

         4.4 Stockholder Rights Agreement, dated as of March 8, 1995, between EBC and Society National Bank (incorporated by reference to Exhibit 4.1 to EBC's Current Report on Form 8-K dated March 8, 1995).

        10.1          License and Technology Assistance Agreement, dated January 15,
                      1991, between EBC and Institute of Gas Technology ("IGT")
                      (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.2          First Amendment to License and Technology Assistance
                      Agreement, dated June 25, 1992, between EBC and IGT
                      (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No.
                      33-56718)).

        10.3          Agreement, dated August 27, 1992, among EBC, IGT, the
                      University of North Dakota ("UND") and Dr. Kevin Young
                      (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No.
                      33-56718)).

        10.4          Agreement, dated September 30, 1992, among EBC, UND and
                      Dr. Kevin Young (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.5 Collaboration Agreement, dated March 5, 1992, between EBC and Petrolite Corporation (incorporated by reference to the similarly numbered exhibit to EBC's Registration
                      Statement on Form S-1 (No. 33-56718)).

        10.6          Lease Agreement, dated January 24, 1994, between The
                      Woodlands Corporation and EBC (incorporated by reference to Exhibit 10.6 to EBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

        10.7          Registration Agreement, dated January 30, 1992, among EBC,
                      The Travelers Indemnity Company and Gryphon Ventures II,
                      Limited Partnership (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.8 Registration Agreement, dated April 29, 1991, between EBC and Gryphon Ventures II, Limited Partnership (incorporated by reference to the similarly numbered exhibit to EBC's
                      Registration Statement on Form S-1 (No. 33-56718)).

        10.9**        Energy BioSystems Corporation 1992 Stock Compensation
                      Plan (incorporated by

       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------
                      reference to Exhibit 10.10 to EBC's Registration Statement on
                      Form S-1 (No. 33-56718)).

        10.10**       Employment Agreement, dated January 31, 1996, between
                      EBC and Daniel J. Monticello (incorporated by reference to
                      Exhibit 10.10 to EBC's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.11**       Consultant Agreement between EBC and John T. Preston
                      (incorporated by reference to Exhibit 10.12 to EBC's
                      Registration Statement on Form S-1 (No. 33-56718)).

        10.12** Employment Agreement, dated July 18, 1995, between EBC and Paul G. Brown, III (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-96096)).

        10.13** Amended and Restated Consultant Agreement between EBC and William M. Haney, III (incorporated by reference to the Exhibit 10.14 to EBC's Registration Statement on
                      Form S-1 (No. 33-56718)).

        10.14**       Simplified Employee Pension Plan Retirement Plan Adoption
                      Agreement (incorporated by reference to Exhibit 10.15 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.15**       Energy BioSystems Corporation Non-Employee Director
                      Option Plan (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1
                      (No. 33-96096)).

        10.16         First Amendment to Collaboration Agreement, dated July 1,
                      1992, between EBC and Petrolite Corporation (incorporated by reference to the Exhibit 10.16 to EBC's Registration
                      Statement on Form S-1 (No. 33-56718)).

        10.17 Research Agreement, dated November 8, 1993, between EBC and The University of Notre Dame (incorporated by reference to Exhibit 10.19 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.18 Research Collaboration Agreement, dated July 8, 1993, between EBC and Texaco, Inc. (incorporated by reference to Exhibit 99.1 to EBC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

        10.19         Extension and Assignment of Research Collaboration
                      Agreement, dated June 23, 1995, between EBC and Texaco Inc.
                      (incorporated by reference to the similarly numbered exhibits to EBC's Registration Statement on Form S-1
                      (No. 3-96096)).

        10.20         Second Amendment to Collaboration Agreement, dated October 18,
                      1993, between EBC and Petrolite Corporation
                      (incorporated by reference to Exhibit 99.1 to EBC's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1993).

        10.21         Lease Agreement, dated May 24, 1993, between EBC and The
                      Woodlands Corporation (incorporated by reference to Exhibit 99.2 to EBC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

        10.22         Second Amendment to License and Technology Assistance
                      Agreement, dated September 23, 1993, between EBC and IGT
                      (incorporated by reference to Exhibit 10.21

                      to EBC's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993).

        10.23         Letter Agreement dated February 10, 1994, between The
                      M. W. Kellogg Company and EBC (incorporated by reference to
                      Exhibit 10.22 to EBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

        10.24         Letter Agreement for Accelerated Development Program dated
                      December 8, 1993, between EBC and Koch Refining Company
                      (incorporated by reference to Exhibit 10.23 to EBC's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993).

        10.25         License Agreement dated November 1, 1993, between EBC and
                      Stanford University (incorporated by reference to Exhibit 10.25 to EBC's Annual Report on Form 10-K for the fiscal
                      year ended December 31, 1993).

        10.26 Collaboration Agreement dated July 7, 1994, between EBC and Total Raffinage Distribution S.A. (incorporated by reference to Exhibit 99.1 to EBC's Quarterly Report on
                      Form 10-Q for the second quarter ended June 30, 1994).

        10.27         Research Agreement, dated July 1, 1994, between EBC and
                      Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.27 to EBC's Annual Report on
                      Form 10-K for the year ended December 31, 1994).

        10.28 Research Agreement, dated November 8, 1994, between EBC and The University of Notre Dame (incorporated by reference to Exhibit 10.28 to EBC's Annual Report on
                      Form 10-K for the year ended December 31, 1994).

        10.29         Research, Option and License Agreement, dated December 15,
                      1994, between EBC and the University of Houston
                      (incorporated by reference to Exhibit 10.29 to EBC's
                      Annual Report on Form 10-K for the year ended December 31,
                      1994).

        10.30         Cooperative Agreement between EBC and the National
                      Institute of Standards and Technology (incorporated by reference to Exhibit 10.30 to EBC's Annual Report on
                      Form 10-K for the year ended December 31, 1994).

        10.31         Extension and Assignment of Research Collaboration
                      Agreement, dated July 3, 1996, between EBC and Texaco
                      Group, Inc. (incorporated by reference to Exhibit 10.1 to
                      EBC's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1996).

        10.32 Third Amendment and Addendum to Collaboration Agreement, dated August 24, 1995, between EBC and Petrolite
                      Corporation (incorporated by reference to Exhibit 10.36 to EBC's Annual Report on Form 10-K for the year ended
                      December 31, 1996).

        10.33         Fourth Amendment and Addendum to Collaboration Agreement,
                      dated October 25, 1996, between EBC and Petrolite
                      Corporation, as modified by Letter Agreement dated
                      December 30, 1996 (incorporated by reference to Exhibit 10.37 to EBC's Annual Report on Form 10-K for the year
                      ended December 31, 1996).

        10.34**       Employment Agreement, dated April 7, 1997, between EBC and
                      Michael A. Pacheco (incorporated by reference to Exhibit 10.26 to EBC's Annual Report on Form 10-K for the year
                      ended December 31, 1997).

       *10.35** Employment Agreement, dated December 4, 1998, between EBC and Peter P. Policastro.

       *10.36 Extension, Modification and Ratification of Lease, dated March 23, 1998, between EBC and Woodlands Office
                      Equities - '95 Limited.


       *11.1          Computation of earnings per share.

       *23.1          Consent of Arthur Andersen LLP.

       *27.1          Financial Data Schedule.


-----------------------
*      Filed herewith
**     Management contract or compensatory plan.

       (b) Reports on Form 8-K

       None.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EBC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ENERGY BIOSYSTEMS CORPORATION


                                      By:         /s/ WILLIAM E. NASSER
                                          --------------------------------------
                                                    William E. Nasser
                                          CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                          OFFICER AND PRESIDENT

DATED the 26th day of March, 1999.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EBC AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                     NAME                                         TITLE                             DATE
                     ----                                         -----                             ----
             /s/ WILLIAM E. NASSER                 Chairman of the Board, Chief                March 26, 1999
----------------------------------------------     Executive Office and President
               William E. Nasser                   (Principal executive officer)


            /s/ PAUL G. BROWN, III                 Vice President--Finance and                 March 26, 1999
----------------------------------------------     Administration (Principal financial
              Paul G. Brown, III                   and accounting officer)


        /s/ DANIEL J. MONTICELLO, PH.D.            Vice President--Science and                 March 26, 1999
----------------------------------------------     Technology, and Director
          Daniel J. Monticello, Ph.D.


            /s/ BERNARD LEE, PH.D.                 Director                                    March 26, 1999
----------------------------------------------
              Bernard Lee, Ph.D.


             /s/ EDWARD B. LURIER                  Director                                    March 26, 1999
----------------------------------------------
               Edward B. Lurier


            /s/ THOMAS E. MESSMORE                 Director                                    March 26, 1999
----------------------------------------------
              Thomas E. Messmore


                /s/ RAMON LOPEZ                    Director                                    March 26, 1999
----------------------------------------------
                  Ramon Lopez


              /s/ JOHN S. PATTON                   Director                                    March 26, 1999
----------------------------------------------
                John S. Patton


              /s/ JOHN T. PRESTON                  Director                                    March 26, 1999
----------------------------------------------
                John T. Preston


             /s/ WILLIAM D. YOUNG                  Director                                    March 26, 1999
----------------------------------------------
               William D. Young


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Energy BioSystems Corporation:

     We have audited the accompanying balance sheets of Energy BioSystems Corporation ("the Company") (a Delaware corporation), as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy BioSystems Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has financing resources expected to fund operations through mid 1999, and is currently pursuing additional financing. There is no assurance that the Company will be successful in its financing efforts. Additionally, the Company is implementing a restructuring, including substantial employee reductions in order to reduce expenses and focus its limited resources on critical elements leading to commercialization on of its patented biocatalytic desulfurization ("BDS") Process. The Company has devoted substantially all of its efforts to raising capital and performing research and development to develop BDS. As shown in the accompanying financial statements, the Company has not realized revenues other than sponsored research revenues and has an accumulated deficit of $67 million since its inception. These above factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including intangible and other assets, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP



Houston, Texas
March 30, 1999

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS



                                                                                                   DECEMBER 31,
                                                                                                ------------------
                                                                                      1997                        1998
                                                                                  -------------------         ------------------
                                ASSETS
Current assets:
   Cash and cash equivalents ...........................................          $  9,661,310                $  2,795,429
   Short term investments ..............................................               693,279                        --
   Prepaid expenses and other current assets ...........................             1,013,872                     512,487
                                                                                  ------------                ------------
        Total current assets ...........................................            11,368,461                   3,307,916
                                                                                  ------------                ------------

Furniture, equipment and leasehold improvements, net ...................             2,624,332                   1,675,992
Intangible and other assets, net .......................................               972,266                   1,142,837
                                                                                  ------------                ------------
        Total assets ...................................................          $ 14,965,059                $  6,126,745
                                                                                  ------------                ------------
                                                                                  ------------                ------------

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued liabilities and
        capital lease obligations.......................................          $   868,230                $    513,673
   Deferred revenue ....................................................              180,000                     180,000
   Note payable ........................................................              218,606                     126,613
                                                                                  ------------                ------------
        Total current liabilities ......................................             1,266,836                     820,286
                                                                                  ------------                ------------

Commitments and Contingencies

Stockholders' equity:
   Series B convertible preferred stock $0.01 par value
         (liquidation value $35,105,000, 760,000 shares authorized,
        702,100 and 696,400 shares issued and outstanding,
        respectively) ..................................................            33,853,380                  33,955,166
   Common stock, $0.01 par value (4,285,714 shares
        authorized, 1,750,204 and 2,179,142 shares
        issued and outstanding, respectively) ..........................                17,502                      21,791
   Additional paid-in capital ..........................................            35,031,606                  38,529,097
   Accumulated deficit .................................................           (55,204,265)                (67,199,595)
                                                                                  ------------                ------------
        Total stockholders' equity .....................................            13,698,223                   5,306,459
                                                                                  ------------                ------------
        Total liabilities and stockholders' equity .....................          $ 14,965,059                $  6,126,745
                                                                                  ------------                ------------
                                                                                  ------------                ------------


   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                               1996                1997                1998
                                                          --------------      --------------      --------------
REVENUES:
   Sponsored research revenues......................      $    1,778,683      $    1,651,776      $      688,882
   Interest and investment income...................             806,736             650,449             359,909
                                                          --------------      --------------      --------------
        Total revenues..............................           2,585,419           2,302,225           1,048,791
                                                          --------------      --------------      --------------

COSTS AND EXPENSES:
   Research and development.........................           9,210,227           9,087,149           7,706,490
   General and administrative.......................           2,607,972           2,754,137           2,187,668
                                                          --------------      --------------      --------------
        Total costs and expenses....................          11,818,199          11,841,286           9,894,158
                                                          --------------      --------------      --------------
NET LOSS............................................      $   (9,232,780)     $   (9,539,061)     $   (8,845,367)
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------
NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED.......................................      $        (7.29)    $         (7.64)     $        (5.20)
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------
SHARES USED IN COMPUTING NET LOSS
    PER COMMON SHARE................................           1,606,861           1,681,351           1,875,414


   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                            PREFERRED STOCK       COMMON STOCK
                                            ---------------       ------------       ADDITIONAL    ACCUMULATED    TOTAL
                                          SHARES     AMOUNT       SHARES    AMOUNT     PAID-IN       DEFICIT      -----
                                          ------     ------       ------    ------     CAPITAL     -----------
                                                                                     ----------
BALANCE AT DECEMBER 31, 1995             480,000   $22,968,152   1,512,038  $15,120  $29,914,066  $(31,320,522)  $21,576,816
Exercise of stock options in 1996
   ($2.1252 to $38.50 per share)....          --            --      84,171      842      370,670            --       371,512
Dividends on Series A Preferred
   Stock paid in Common Stock.......          --    (2,160,000)     46,238      462    2,159,463            --           (75)
Accretion and dividends on
   Series A Preferred Stock.........          --     2,487,433          --       --     (327,433)   (2,160,000)           --
Net loss............................          --            --          --       --           --    (9,232,780)   (9,232,780)
                                        --------  ------------   ---------  -------  -----------  ------------   -----------
BALANCE AT DECEMBER 31, 1996             480,000    23,295,585   1,642,447   16,424   32,116,766   (42,713,302)   12,715,473
Exercise of stock options in 1997
   ($2.1252  to $43.75 per share....          --            --      38,663      387      350,576            --       350,963
Issuance of Series B Preferred
   Stock............................     224,100    10,171,120          --       --           --            --    10,171,120
Exchange of Series A Preferred f
   Stock for Series B Preferred
   Stock............................    (478,000)  (22,853,138)         --       --           --            --   (22,853,138)
Issuance of Series B Preferred Stock
   for Series A Preferred Stock.....     478,000    22,853,138          --       --           --            --    22,853,138
Issuance of Common Stock in
   exchange for Series A Preferred
   Stock............................      (2,000)      (99,526)      1,797       18       99,508            --            --
Dividends on Series A Preferred
   Stock paid in Common Stock.......          --      (691,575)     14,074      141      691,387            --           (47)
Accretion and dividends on
   Series A Preferred Stock.........          --       360,604          --       --      (67,904)     (292,700)           --
Dividends on Series B Preferred
   Stock paid in Common Stock.......          --    (2,132,629)     53,223      532    2,131,872            --          (225)
Accretion and dividends on
   Series B Preferred Stock.........          --     2,949,801          --       --     (290,599)   (2,659,202)           --
Net loss............................          --            --          --       --         --      (9,539,061)   (9,539,061)
                                        --------  ------------   ---------  -------  -----------  ------------   -----------
BALANCE AT DECEMBER 31, 1997             702,100    33,853,380   1,750,204   17,502   35,031,606   (55,204,265)   13,698,223

Exercise of stock options in 1998
   ($9.94 per share)................          --           --        4,286       43       42,557            --        42,600
Warrants issued.....................          --           --           --       --      404,500            --       404,500
Dividends on Series B Preferred
   Stock paid in Common Stock.......          --    (3,144,825)    417,203    4,172    3,140,601            --           (52)
Accretion and dividends on
   Series B Preferred Stock.........          --     3,531,611          --       --     (381,648)   (3,149,963)           --
Conversion of Series B Preferred
   Stock to Common Stock............      (5,700)     (285,000)      5,615       56      284,944            --            --
Fractional shares paid in cash
   at one-for-seven reverse split...                                   (54)      (1)        (195)                       (196)
Stock issued to consultant
   ($2.63 to $4.81 per share).......                                 1,888       19        6,732                       6,751
Net loss ...........................          --           --           --       --           --    (8,845,367)   (8,845,367)
                                        --------  ------------   ---------  -------  -----------  ------------   -----------
BALANCE AT DECEMBER 31, 1998             696,400  $ 33,955,166   2,179,142  $21,791  $38,529,097  $(67,199,595)  $ 5,306,459
                                        --------  ------------   ---------  -------  -----------  ------------   -----------
                                        --------  ------------   ---------  -------  -----------  ------------   -----------

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                   1996               1997               1998
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(9,232,780)       $(9,539,061)       $(8,845,367)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                               1,160,179          1,255,622          1,243,100
      Issuance of stock for services                                  --             --                     6,751
      Research and development expense
         recorded for warrant issuance                                --             --                   404,500
      Loss on disposal of furniture, equipment and
        leasehold improvements                                        --             --                    33,855
   Changes in assets and liabilities:
      Decrease in trading securities                              4,444,020          --                   --
      Decrease (increase) in prepaid expenses and
        other current assets                                        172,079            (27,373)           501,385
      Decrease in notes receivable                                   38,950              6,683            --
      Increase in intangible and other assets                      (182,196)          (231,736)          (290,496)
      Increase (decrease) in accounts payable and
        accrued liabilities                                         (53,951)           327,091           (351,001)
      Decrease in deferred revenue                               (1,134,000)           (13,500)           --
                                                               ------------       ------------       ------------
   Net cash used in operating activities                         (4,787,699)        (8,222,274)         7,297,273
                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (936,877)          (682,017)          (208,691)
   Net sale of investments held to maturity                       2,588,713          5,198,305            693,279
                                                               ------------       ------------       ------------
      Net cash provided by investing activities                   1,651,836          4,516,288            484,588
                                                               ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, net                                  (294,713)          (252,443)           (91,993)
   Payments on capital lease obligations                             (7,256)            (8,076)            (3,556)
   Proceeds from Series B Preferred Stock, net                        --            10,171,120            --
   Proceeds from exercise of Stock Options, net                     371,436            350,691             42,353
                                                               ------------       ------------       ------------
      Net cash provided by (used in) financing activities            69,467         10,261,292            (53,196)
                                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                 (3,066,396)         6,555,306         (6,865,881)
                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                  6,172,400          3,106,004          9,661,310
                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  3,106,004       $  9,661,310       $  2,795,429
                                                               ------------       ------------       ------------
                                                               ------------       ------------       ------------
SUPPLEMENTAL INFORMATION OF NONCASH FINANCING
ACTIVITIES:
   Outstanding note payable for prepaid insurance              $    252,442       $    218,606       $    126,613
                                                               ------------       ------------       ------------
                                                               ------------       ------------       ------------

  The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.   DESCRIPTION OF THE COMPANY

     Energy BioSystems Corporation ("EBC"), formerly Environmental BioScience Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. EBC was formed to develop and commercialize innovative biotechnology-based processes for the refining of fossil fuels. EBC's focus to date has been on developing biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes to remove sulfur from petroleum.

     Effective March 30, 1999, EBC implemented a restructuring, including a substantial employee reduction, in order to reduce expenses and focus its resources on the critical elements leading to commercialization of its patented BDS process. EBC is retaining certain key technical and administrative personnel. EBC is currently seeking additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners. However, there can be no assurance that EBC will be able to obtain financing on acceptable terms. In the event EBC is unable to obtain financing, EBC will consider other financing alternatives, including: (i) a license, sale or other disposition of EBC's BDS or other technologies, or certain rights relating thereto; (ii) a sale or other reorganization of EBC; or (iii) the combination of EBC with another entity.

     As shown in EBC's financial statements, EBC has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues (see Note 7) and there is no assurance of future revenues. During 1998, EBC used $7,297,273 in cash for operating activities. As of December 31, 1998, EBC had $2,795,429 in cash and $820,286 in liabilities. EBC has a cumulative loss since inception of approximately $67 million and expects its existing financial resources to fund operations through mid 1999. All of the above factors raise substantial doubt about EBC's ability to continue as a going concern.

     EBC's property and equipment and intangible and other assets are unique to the proprietary technology and processes that EBC has and continues to develop. Realization of EBC's investments in these assets is dependent upon the success of future operations or the sale or licensing of intellectual properties. If EBC is unable to continue as a going concern, the recorded asset carrying amounts may be greater than the amounts that will be realized in the event of liquidation.

     EBC's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. EBC has proven its BDS technology only to a limited extent in laboratory, bench-scale and pilot plant trials, which is not yet sufficient for full commercialization.
If EBC successfully field tests its BDS technology, the commercialization of the BDS technology will require significant additional time and expenditures. The commercialization of the technology will depend on, among other things, EBC's success in achieving improvement of its biocatalyst and success in developing fermentation processes, as well as EBC's ability to manufacture or contract for the manufacture of sufficient biocatalyst for use in commercial
BDS units; to apply process engineering to design bioreactor systems capable of accomplishing the BDS process on a commercial scale; and to market its BDS systems effectively. The accomplishment of some or all of these objectives may be delayed or may never occur. EBC will require additional capital to continue as a going concern and to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize its BDS technology.

     In December 1998, EBC declared a one-for-seven reverse stock split which was effective December 18, 1998. All references to earnings per share and share amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split.

                          ENERGY BIOSYSTEMS CORPORATION

2.   ACCOUNTING POLICIES

     CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     EBC considers short term investments with original maturities of 90 days or less to be cash equivalents. Debt and equity securities that EBC has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 1997, short term investments consisted entirely of held-to-maturity securities.

     At December 31, 1997 and 1998, EBC held cash and cash equivalents in excess of the federally insured amounts.

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

     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets mainly consist of patent costs, which are primarily legal fees. These costs are being amortized over 17 years. Accumulated amortization at December 31, 1997 and 1998 amounted to $297,180 and $417,104, respectively.

     RESEARCH AND DEVELOPMENT

     Sponsored research revenue is recognized based on the percentage of total research payments to be received in relation to the total research and development costs to be incurred under the specific research agreements. All research and development costs, both generated internally and from research and development contracts, are expensed as incurred. EBC allocates certain indirect costs to research and development expenses which consist primarily of overhead related to the administration of research and development activities.

     NET LOSS PER COMMON SHARE

     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock issued in October 1994 and February 1997, respectively, by the weighted average number of shares of Common Stock outstanding during the periods. The net loss per share has been restated to reflect the one-for seven reserve split on December 18, 1998.

                          ENERGY BIOSYSTEMS CORPORATION

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting (SFAS) No. 128, "Earnings Per Share." SFAS 128 revises the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE. The SFAS also retroactively revises the presentation of earnings per share in the financial statements. EBC adopted this SFAS for the year ended December 31, 1997. In all applicable years, all Common Stock equivalents were antidilutive and, accordingly, were not included in the computation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts revenues and of expenses and the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

PRESENTATION

     Certain reclassifications have been made to prior year balances to conform to current year presentation.

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment and leasehold improvements is as follows:


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                 1997                  1998
                                                                         --------------------  -----------------
Office furniture and equipment......................................     $         408,356     $         407,976
Laboratory equipment................................................             3,781,153             3,938,885
Computer equipment..................................................               852,506               638,071
Leasehold improvements..............................................             1,711,852             1,734,011
Equipment under capital lease.......................................                55,203                55,203
Automobiles.........................................................                23,670                23,670
                                                                         -----------------     -----------------
                                                                                 6,832,740             6,797,816
Less--Accumulated depreciation and amortization.....................            (4,208,408)           (5,121,824)
                                                                         ------------------    ------------------
Furniture, equipment and leasehold improvements, net................     $       2,624,332     $       1,675,992
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------

                          ENERGY BIOSYSTEMS CORPORATION

4.   STOCKHOLDERS' EQUITY

     SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, EBC sold and aggregate of 224,100 shares of Series B Convertible Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

     Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. Dividends on shares of Series B Preferred Stock are payable in cash or common stock of EBC, or a combination thereof, at EBC's option.

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $50.75 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by EBC under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is EBC's intent, however, to redeem the Series B Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000 shares and 1,700 shares of the Series B Preferred Stock were converted to 3,941 shares and 1,675 shares of common stock, respectively.

     Concurrently with the private placement, EBC conducted an exchange offering and consent solicitation with respect to its outstanding Series A Preferred Stock, pursuant to which EBC offered to exchange one share of Series B Preferred Stock for each of its 480,000 outstanding shares of Series A Preferred Stock and requested the holders of its Series A Preferred Stock consent to the ranking of the Series B Preferred Stock on a parity with the Series A Preferred Stock with respect to the payment of dividends and liquidation preference. EBC did not receive any cash proceeds from the exchange offering. Of the 480,000 shares of Series A Preferred Stock outstanding, 478,000 shares were exchanged for the same number of shares of Series B Preferred Stock. In September 1997 the remaining 2,000 shares of Series A Preferred Stock were exchanged for 1,797 shares of common stock.

     The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

     SERIES A CONVERTIBLE PREFERRED STOCK

     In October 1994, EBC sold 480,000 shares of Series A Convertible Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $22.2 million. The placement agents for the Series A Convertible Preferred Stock received warrants to purchase an aggregate of 28,800 shares of Series A Convertible Preferred Stock at an exercise price of $50.00 per share of Series A Convertible Preferred Stock, in addition to customary commissions.

     Dividends on the Series A Convertible Preferred Stock were cumulative and payable semi-annually from October 27, 1994, at an annual rate equal to (i) $4.00 per share if paid in cash and (ii) $4.50 per share if paid in Common Stock. All but 2,000 shares of the 480,000 shares of Series A Preferred Stock outstanding were exchanged for shares of Series B Preferred Stock in an exchange offering.

                          ENERGY BIOSYSTEMS CORPORATION

     Shares of Series A Preferred Stock were convertible into shares of EBC's common stock at the option of the holder at a conversion price equal to $57.75 per share of common stock, subject to certain adjustments. In September 1997, the remaining 2,000 shares of Series A Preferred Stock not exchanged for Series B Preferred Stock were converted into 1,797 shares of common stock.

     COMMON STOCK

     In March 1995, EBC adopted a Stockholder Rights Plan (the "Rights Plan") in which Preferred Stock Purchase Rights (the "Rights") were distributed for each share of Common Stock held as of the close of business on March 27, 1995 and are distributed to each share of Common Stock issued thereafter until the earlier of
(i) the Distribution Date (as defined in the Rights Plan), (ii) the date Rights are redeemed or (iii) March 8, 2005. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of EBC without offering a fair price to all of EBC's stockholders. The Rights will expire on March 8, 2005.

     Each Right entitles stockholders to buy one-hundredth of a share of a new series of Junior Preferred Stock of EBC at an exercise price of $50.00 per one-hundredth of a share. The Rights are exercisable only if a person acquires beneficial ownership of 20% or more of EBC's outstanding Common Stock. The Rights Plan grandfathers certain stockholders who beneficially owned more than 20% of the outstanding shares of EBC's Common Stock on the effective date of the Rights Plan from triggering the exercisability of the Rights.

     During March 1998, EBC issued a warrant in connection with a license agreement (see Note 7). The warrant entitles the purchaser to purchase 28,571 shares of Common Stock at an exercise price of $21.77 per share over a four year term.

     In December 1998, EBC declared a one-for-seven reverse stock split which was effective December 18, 1998. All references to earnings per share, number of shares and share amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split.

5.   STOCK OPTIONS

     In January 1997, EBC's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, EBC may issue options for and sell up to 14,285 shares of Common Stock to employees and consultants of EBC. The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years

     The 1992 Stock Compensation Plan (the "1992 Plan") is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants. Under the 1992 Plan, 290,147 shares of Common Stock are reserved for issuance upon the exercise of stock options. Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 25,000 shares of Common Stock are reserved for issuance upon the exercise of stock options.

     At December 31, 1998, employees had outstanding options to purchase 166,581 shares of Common Stock, pursuant to the 1992 and 1996 Plans. Additionally, as of December 31, 1998 consultants and directors had been granted options to purchase 67,045 shares of Common Stock that were not issued under the 1992 or 1996 Plans. Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones or nine years and ten months from the date of grant. The options expire ten years from the date of grant. At December 31, 1998, 97,158 shares of Common Stock were exercisable at per share exercise prices ranging from $4.81 to $91.00.

     EBC accounts for its stock options under APB Opinion No. 25 under which no compensation cost has been recognized. For such grants, EBC records deferred compensation for the difference between the exercise price and the fair market value on the measurement date. During 1996, 1997 and 1998, EBC issued all options at fair market value. Had compensation cost for these options been determined consistent with FASB Statement No. 123, EBC's net loss and loss per share would have been increased to the following pro forma amounts:

                                            ENERGY BIOSYSTEMS CORPORATION

                                                             1996               1997               1998
                                                             ----               ----               ----
         Net Loss:                As Reported          $   (9,232,780)    $    (9,539,060)   $    (8,845,367)
                                                       --------------      --------------    ---------------
                                  Pro Forma                (9,627,267)        (10,180,316)       (10,475,455)
                                                       --------------      --------------    ---------------
         Net Loss Per Share:      As Reported          $        (7.29)     $        (7.64)   $         (5.20)
                                                       --------------      --------------    ---------------
                                  Pro Forma                     (7.54)              (8.02)             (5.59)
                                                       --------------      --------------    ---------------



     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of EBC's stock options at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below:


                                        1992 PLAN                          OPTIONS NOT ISSUED UNDER PLAN
                                      ------------                        -------------------------------
                                         NUMBER         WEIGHTED AVG.         NUMBER        WEIGHTED AVG.
                                       OF OPTIONS      EXERCISE PRICE       OF OPTIONS     EXERCISE PRICE
                                      ------------     --------------     -------------    --------------
Balance at December 31, 1995.....          199,063          $   30.45           125,817           $ 10.22
   Granted.......................           40,881              45.22                --                --
   Exercised.....................           (3,806)             12.81           (80,366)             3.99
   Forfeited.....................           (2,190)             59.43                --                --
                                      ------------     --------------     -------------    --------------
Balance at December 31, 1996.....          233,948              33.18            45,450             21.14
   Granted.......................           46,194              63.83                --                --
   Exercised.....................          (28,829)             11.13            (9,833)             3.01
   Forfeited.....................          (20,284)             36.47                --                --
                                      ------------     --------------      ------------    --------------
Balance at December 31, 1997               231,028              35.84            35,617             26.11
                                      ------------                        -------------
   Granted.......................           49,956              18.52                --                --
   Exercised.....................           (4,286)              9.94                --                --
   Forfeited.....................         (110,118)             35.99                --                --
                                      ------------     --------------     -------------    --------------
Balance at December 31, 1998               166,581          $   31.21            35,617           $ 26.11
                                      ------------                        -------------
                                      ------------                        -------------

Exercisable at December 31, 1996           103,861          $   26.39            45,450           $  21.14
Exercisable at December 31, 1997           100,283          $   34.79            49,331           $  26.11
Exercisable at December 31, 1998            97,158          $   27.86            35,617           $  26.11


     The weighted average fair value of the options, restated to reflect the one-for-seven reverse stock split on December 18, 1998, issued under the 1992 Plan for the years ended December 31, 1996, 1997 and 1998 was $34.44, $27.65 and $9.09, respectively.

     During the years ended December 31, 1996, 1997 and 1998, EBC granted 3,428, 4,000 and 17,714 options, respectively, under the Non-Employee Director Option Plan. These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $55.16, $32.41 and $13.15, respectively. As of December 31, 1996, 1997 and 1998, EBC had 9,714, 13,714 and 67,045 options exercisable, respectively, under this plan with weighted average exercise price of $45.78, $43.54 and $26.26, respectively. The weighted average fair market value of the options issued under this plan during the years ended December 31, 1996, 1997 and 1998 was $37.17, $32.41 and $7.13, respectively.

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: risk-free interest rates of 6.5, 6.5 and 5.8 percent for the 1992 Plan options and 6.9, 6.5 and 5.8 percent for the Non-Employee Director Plan options; expected dividend yields of zero for both the 1992 Plan and the Non-Employee Director Plan; expected lives of nine years and ten months for all options; and expected volatility of 65.4, 69.6 and 71.4 percent for the 1992 Plan and 65.1, 69.6 and 71.4 percent for the Non-Employee Director Plan.

6.   FEDERAL INCOME TAXES

     EBC has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, EBC had accumulated net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $58,100,000 and $1,801,000, respectively. These carryforwards begin to expire in 2005. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit EBC's ability to utilize these carryforwards. In April 1991 and October 1994, EBC underwent a "more than 50 percent change in ownership" as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, EBC may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

     Significant components of EBC's net deferred tax asset at December 31, 1997 and 1998 are as follows:

                                                                              1997            1998
                                                                          ------------    -----------
DEFERRED TAX ASSETS RELATING TO:

Federal net operating loss carryforwards.........................         $ 15,369,029    $ 19,747,000
Research and development credit carryovers.......................            1,284,060       1,800,821
Capital and Texas business loss carryforwards....................              653,720         830,791
Book/tax differences on depreciable, amortizable and other
  assets and accrued liabilities.................................               26,998          65,024
Deferred revenue and unrealized gains............................               61,200          61,200
                                                                          ------------    -------------
Deferred tax valuation reserve...................................          (17,395,007)    (22,504,836)
Net deferred tax asset...........................................         $         --    $        --
                                                                          ------------    -------------
                                                                          ------------    -------------

     Beginning January 1, 1993, EBC adopted SFAS 109 which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Since EBC has had a net operating loss carry forward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

7.   LICENSE AND RESEARCH AGREEMENTS

     To finance its research and development budgets, EBC intends to seek additional collaborative research and development agreements with corporate partners.

     In March 1998, EBC entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee upon execution of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, EBC issued a four-year warrant entitling Petro Star to purchase 28,571 shares of EBC Common Stock at an exercise price of $21.77 per share. The warrant was recorded as research and development expense at an estimated fair value of $404,500, which was computed using the Black -- Scholes option pricing model. The successful implementation of a commercial BDS unit will be dependent

                            ENERGY BIOSYSTEMS CORPORATION
upon EBC's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology.

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

     In August 1997, EBC was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million, three-year program dedicated to the development of a BDS application for gasoline. Through December 31, 1998, EBC had recognized $577,804 in sponsored research revenue from the grant of which $127,223 was receivable at December 31, 1998.

     EBC signed an agreement with Kellogg, Brown and Root ("Kellogg") in August 1994, to collaborate on the development and commercialization of EBC's biocatalytic desulfurization ("BDS") technology. Under the collaboration, Kellogg will serve as an engineering partner to EBC during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for the commercial units. In return for these services, Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration has a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and has applications to all biorefining technologies EBC develops. During the first phase of the collaboration, Kellogg provided up to 500 engineering work hours of service at no cost to EBC. Kellogg has also agreed to provide an additional 1,500 work hours per year of service at Kellogg offices at reduced rates.

     In July 1994, EBC entered into an agreement with Total Raffinage Distribution S.A. ("Total") to collaborate on the application of EBC's biodesulfurization process to diesel fuel streams. Following the evaluation of results from EBC's domestic pilot operation, it is anticipated that Total will build and operate at Total's expense a pilot BDS unit at Total's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, Total plans to build the first commercial BDS unit at one of its refineries. EBC and Total will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, Total will provide EBC with the use of analytical equipment valued at approximately $200,000. The Total agreement provides that upon commercialization, the site licenses will be waived on Total's first commercial BDS unit. In addition, Total will be entitled to receive a ten percent (10%) discount on future site licenses and service fees until it has recovered two and one-half times its research cost and expenses for BDS projects under the agreement.

     In December 1993, EBC entered into an alliance with Koch Refining Company ("Koch") to facilitate the development of BDS technology in crude oil. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Koch will be primarily responsible for selecting and improving the target oil stream as well as testing desulfurized product quality. Koch will also provide engineering support as needed in the development of a BDS unit for Koch's operation. EBC and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Repayment will be in the form of a ten percent (10%) rebate on desulfurization processing fees charged to Koch until Koch has been repaid their contribution of BDS development costs.

     EBC entered into a license agreement with Stanford University in November 1993 for the use of their patented recombinant DNA technology, which may be employed in the development of EBC's BDS process. The license requires a minimum annual advance on earned royalties of $10,000. The final payment under this licensing agreement was paid in 1997.

                           ENERGY BIOSYSTEMS CORPORATION

     In July 1993, EBC entered into an agreement with the Exploration and Development Division of Texaco, Inc. ("Texaco") to facilitate the development of EBC's BDS technology in crude oil. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be primarily responsible for field operations and analytical chemistry work with respect to the application of EBC's BDS technology to crude oil. EBC and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. In the event EBC sub-licenses Texaco's intellectual and proprietary information, licensed by agreement to EBC by Texaco, EBC shall pay Texaco an amount equal to ten percent (10%) of the desulfurization processing fee charged to Texaco until such time as EBC has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration.

     In January 1991, EBC paid $25,000 and issued 104,400 shares of its Common Stock to the Institute of Gas Technology ("IGT") for the license to IGT's technology for desulfurizing petroleum which expires at the later of 20 years or when all patents related to the technology expire. As consideration for future royalties, EBC agreed to pay IGT $400,000, of which $200,000 was paid and charged to expense as of December 31, 1992 and the remaining $200,000 was paid and charged to expense as of December 31, 1993. These payments eliminate the royalty to be paid upon future revenues. Payments to IGT were approximately none, $150,000 and none in 1994, 1995 and 1996, respectively, for research performed under the terms of the research agreements. As part of the total payments made to IGT in 1993, EBC had paid $150,000 under the amended agreement which provided an additional $300,000 financing for research. The remaining payment of $150,000 was made in June 1995.

     EBC has also entered into other contracts with various institutions for research and development. The amounts paid under these agreements totaled $114,900, $85,000 and $25,000 for the years ended December 31, 1996, 1997 and
1998, respectively. EBC has no commitments to pay these institutions after December 31, 1998.

     In March 1992, EBC entered into a collaborative agreement with Petrolite Corporation ("Petrolite") to commercialize EBC's BDS technology. Under the terms of the agreement, both parties are to perform research and development. Petrolite is to perform research and development in its own laboratory at its own cost and is to fund research, as agreed under the terms of the agreement, at EBC beginning April 1, 1992, at a rate of $225,000 per month for the first two years of the agreement for a total of $5,400,000. Additionally, Petrolite, under the terms of the agreement, constructed a pilot plant at its own expense, not to exceed $1,500,000, to begin testing the effectiveness of the BDS technology. EBC is committed to fund research and development at its own expense in the third through fifth years of the agreement at an annual rate equal to the greater of $2,500,000 per year or 4% of EBC's net revenues, as defined in the agreement. As of December 31, 1997, EBC had received $5,400,000 in research payments of which $1,134,000 has been recognized as revenue in each of the years ended December 31, 1995 and 1996 and $13,500 had been recognized for the year ended December 31, 1997. The revenue recognized was based on the percentage of total research payments received from Petrolite in relation to the total research and development costs incurred under the terms of the agreement. The amended collaborative agreement dated October 18, 1993, provides for an expanded territory covered by the agreement from North America, Venezuela and Mexico to the entire world and permits the use of third party engineering and construction companies to assist with certain matters. In return, EBC's obligation to pay Petrolite decreased from 30% to 22% of all site licenses fees and adjusted gross profit from the operation of the desulfurization units. In the event the collaboration is terminated, the percentage of site license fees and adjusted gross profit paid to Petrolite will be adjusted as outlined under the terms of the agreement.

     In October 1996, EBC entered into an agreement with Petrolite providing EBC with the option to amend the terms of its strategic alliance with Petrolite. Under the agreement, EBC made an initial payment of $1 million to Petrolite in December 1996, which was expensed by EBC when made, in exchange for the option and the extension of Petrolite's obligations to provide operational and technical support for the pilot plant from September 1, 1996 through December 31, 1998. EBC elected not to exercise its option to reduce the percentage of site license fees and

                            ENERGY BIOSYSTEMS CORPORATION
adjusted gross profit payable to Petrolite to 9.5% from 22%, in exchange for which EBC would have (i) assumed responsibility for servicing the BDS units on site at customer locations, (ii) paid Petrolite an additional $9 million in cash and (iii) issued to Petrolite a warrant entitling Petrolite to purchase 19,841 shares of Common Stock at an exercise price of $50.40 per share. On March 27, 1998, EBC elected to terminate the agreement as of March 27, 1999.

     In December 1994, EBC was awarded a $2 million federal grant under the Advanced Technology Programs administered by the National Institute of Standards and Technology ("NIST"). The three-year program funded by this grant is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. Through December 31, 1998, EBC has recognized $1,977,366 in sponsored research revenue relating to this grant, of which there is $172,735 of grant receivable from NIST at December 31, 1998.

8.   COMMITMENTS AND CONTINGENCIES

     EBC maintains a Simplified Employee Pension Plan (the "Plan") for all employees. Under the terms of the Plan, employees are eligible to participate after completion of six months of service. EBC contributes an amount equal to 8% of the employees' annual compensation to the Plan. Employees are vested immediately and there is at present no employee contribution. Total expenses under the Plan were approximately $302,000, $316,000 and $284,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     EBC maintains an operating lease agreement for its headquarters, which expires in 2003.

     Future minimum payments under the non-cancelable operating lease consist of the following at December 31, 1998:


                    FISCAL YEAR                                           OPERATING
                    -----------                                          ----------
                    1999............................................       $404,141
                    2000............................................        404,141
                    2001............................................        409,617
                    2002............................................        436,998
                    2003............................................        364,165
                                                                         ----------
                            Total minimum lease payments............     $2,019,062
                                                                         ----------
                                                                         ----------


     EBC incurred rent expense of $391,788, $395,070 and $399,724 during 1996, 1997 and 1998, respectively.

9.   RELATED-PARTY TRANSACTIONS

     EBC paid consulting fees to certain stockholders and directors totaling $12,155, $ 13,700 and $35,000 during the years ended December 31, 1996, 1997 and
1998, respectively.