Form 10-Q
period 1999-03-31
ENERGY BIOSYSTEMS CORP
filed 1999-05-17
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____


         As of May11, 1999, there were outstanding 2,180,358 shares of Common Stock, par value $.01 per share, of the registrant.

                          ENERGY BIOSYSTEMS CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                            Page
                                                                                            ----
Factors Affecting Forward-Looking Statements                                                  3

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                           4

               Balance Sheets as of March 31, 1999 (Unaudited)
               and December 31, 1998                                                          5

               Statements of Operations for the Three Months
               Ended March 31, 1999 and 1998 (Unaudited)                                      6

               Statements of Cash Flows for the Three Months Ended
               March 31, 1999 and 1998 (Unaudited)                                            7

               Notes to Financial Statements                                                  8

Item 2.        Management's Discussion and Analysis of Financial                             11
               Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                                   16

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulations, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                                         March 31,           December 31,
                                                                            1999                   1998
                                                                      -----------------    -----------------
                                                                        (Unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                         $    1,078,577        $   2,795,429
     Prepaid expenses and other current assets                                657,907              512,487
                                                                       --------------        -------------
         Total current assets                                               1,736,484            3,307,916

Furniture, equipment and leasehold improvements, net                        1,484,880            1,675,992
Intangible and other assets, net                                            1,208,504            1,142,837
                                                                       --------------        -------------
         Total assets                                                   $   4,429,868         $  6,126,745
                                                                       --------------        -------------
                                                                       --------------        -------------

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $     456,337       $      513,673
     Deferred revenue                                                         180,000              180,000
     Note payable                                                              98,477              126,613
                                                                       --------------        -------------
         Total current liabilities                                            734,814              820,286

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
        (liquidation value $35,105,000; 760,000 shares authorized,
        696,400 and 702,100 shares, respectively,  issued and
        outstanding)                                                       34,842,604           33,955,166
     Common Stock, $0.01 par value (30,000,000 shares
        authorized, 2,180,358 and 2,179,142 shares,
        respectively, issued and outstanding)                                  21,804               21,791
     Additional paid-in capital                                            38,430,096           38,529,097
     Accumulated deficit                                                  (69,599,450)         (67,199,595)
                                                                       --------------        -------------
          Total stockholders' equity                                        3,695,054            5,306,459
                                                                       --------------        -------------
          Total liabilities and stockholders' equity                    $   4,429,868         $  6,126,745
                                                                       --------------        -------------
                                                                       --------------        -------------

              The accompanying notes are an integral part of these
                             financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999               1998
                                                                                 ----------------   ---------------
REVENUES:
    Sponsored research revenues                                                       $  510,873          $ 168,593
    Interest and investment income                                                        21,146             93,713
                                                                                 ----------------   ---------------

          Total revenues                                                                 532,019            262,306

COSTS AND EXPENSES:
    Research and development                                                           1,601,376          2,524,194
    General and administrative                                                           547,048            546,744
                                                                                 ----------------   ---------------

          Total costs and expenses                                                     2,148,424          3,070,938
                                                                                 ----------------   ---------------

NET LOSS                                                                            $ (1,616,405)      $ (2,808,632)
                                                                                 ----------------   ---------------
                                                                                 ----------------   ---------------

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                                                   $  (1.15)         $   (2.06)
                                                                                 ----------------   ---------------
                                                                                 ----------------   ---------------


SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                                                          2,179,882          1,750,204
                                                                                 ----------------   ---------------
                                                                                 ----------------   ---------------


            The accompanying notes are an integral part of these
                         financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------------
                                                                                  1999                1998
                                                                           ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $ (1,616,405)        $(2,808,632)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                           202,811             352,514
      Issuance of common stock for services                                          5,000                  --
      Changes in assets and liabilities:
           Decrease (increase) in prepaid expenses and other  current
           assets                                                                 (145,420)            492,060
           Increase in intangible and other assets and notes
               receivable                                                          (74,666)            (32,658)
           Decrease in accounts payable and accrued
               liabilities                                                         (57,336)           (309,955)
           Increase in deferred revenues                                                --             200,000
                                                                           ------------------- -------------------
      Net cash used in operating activities                                     (1,686,016)         (2,106,671)
                                                                           ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (2,700)            (74,990)
      Net sale of investments                                                          ---             693,279
                                                                           ------------------- -------------------
         Net cash provided by (used in) investing activities                        (2,700)            618,289
                                                                           ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on capital lease obligations                                              --              (2,159)
      Payments on notes payable                                                    (28,136)            (81,597)
      Issuance of stock and warrants                                                    --             404,500
                                                                           ------------------- -------------------
         Net cash provided by (used in) financing activities                       (28,136)            320,744
                                                                           ------------------- -------------------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                               (1,716,852)         (1,167,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                                     2,795,429           9,661,310
                                                                           ------------------- -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  1,078,577        $  8,493,672
                                                                           ------------------- -------------------
                                                                           ------------------- -------------------


              The accompanying notes are an integral part of these
                            financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Energy BioSystems Corporation (the "Company") was incorporated in the State of Delaware on December 20, 1989. Since inception, the Company has devoted substantially all of its resources to research and development. To date, all of the Company's revenues resulted from sponsored research payments from collaborative agreements and interest and investment income. The Company has incurred cumulative losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

         Effective March 30, 1999, EBC implemented a restructuring, including a substantial employee reduction, in order to reduce expenses and focus its limited resources on the critical elements leading to commercialization of its patented BDS process. EBC is retaining certain key technical and administrative personnel. The Company accrued approximately $125,000 related to severance costs at March 31, 1999. EBC is currently seeking additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners. However, there can be no assurance that EBC will be able to obtain financing on acceptable terms. In the event EBC is unable to obtain financing, EBC will consider other alternatives, including: (i) a license, sale or other disposition of EBC's BDS or other technologies, or certain rights relating thereto; (ii) a sale or other reorganization of EBC; or (iii) the combination of EBC with another entity.

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

                          ENERGY BIOSYSTEMS CORPORATION

         As previously disclosed in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph in their report on the Company's financial statements as of and for the year ended December 31, 1998, that described the substantial doubt regarding the Company's ability to continue as a going concern.

         The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1998.

Net Loss Per Common Share

         Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series B Convertible Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

         In December 1998, the Company declared a one-for-seven reverse stock split which was effective December 18, 1998. All references to earnings per share, number of shares and share amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split.

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

                          ENERGY BIOSYSTEMS CORPORATION

         Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. Dividends on shares of Series B Preferred Stock are payable in cash or common stock of the Company, or a combination thereof, at the Company's option. The Company elected to defer payment of the May 1, 1999 dividend in accordance with the Series B Preferred Stock Agreement.

         Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $50.75 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000 shares and 1,700 shares of the Series B Preferred Stock were converted to 3,940 shares and 1,674 shares of common stock, respectively.

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

                          ENERGY BIOSYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1999, the Company's accumulated deficit was $69,599,450.

         Effective March 30, 1999, the Company implemented a restructuring, including a substantial employee reduction, in order to reduce expenses and focus its limited resources on the critical elements leading to commercialization of its patented BDS process. The Company accrued approximately $125,000 related to severance costs at March 31, 1999. EBC is currently seeking additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners.

RESULTS OF OPERATIONS

         The Company had total revenues for the three months ended March 31, 1999 and 1998 of $532,019 and $262,306, respectively. The increase of $269,713 in total revenues was attributable to increases in sponsored research revenues offset in part by a decrease in interest and investment income. The Company had sponsored research revenues of $510,873 during the first three months of 1999 as compared to $168,593 during the first three months of 1998. The increase of $342,280 in sponsored research revenues resulted primarily from the increase in sponsored research revenues from a Department of Energy ("DOE") grant to $510,873 in the first three months of 1999 compared to $134,639 in the first three months of 1998.

         The Company had interest and investment income of $21,146 for the first three months of 1999 compared to $93,713 for the first three months of 1998. The decrease of $72,567 in interest and investment income resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

          The Company had research and development expenses for the three months ended March 31, 1999 and 1998 of $1,601,376 and $2,524,194, respectively. The decrease in research and development expenses of $922,818 for the three months ended March 31, 1999 as compared to the corresponding prior year period resulted primarily from a reduction in research and development personnel and the one time charge to research and development expense in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. The Company expects its research and development expenses to remain below 1998 levels for the remainder of 1999, reflecting a reduction in the workforce at the end of the first quarter of 1999.

         The Company had general and administrative expenses for the three months ended March 31, 1999 and 1998 of $547,048 and $546,744, respectively. General and administrative expenses remained constant for the three months ended March 31, 1999 as compared to the corresponding period of 1998 reflecting the Company's intent to maintain general and administrative expenses at prior year levels. The Company expects a slight decrease from 1998 levels in its general and administrative expenses during the remainder of 1999, reflecting a reduction in administrative personnel at the end of the first quarter of 1999 and the planned subleasing of approximately 20% of its office space at the end of the second quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock. In April and July 1998, 4,000 and 1,700 shares of Series B Preferred Stock were converted to 3,940 and 1,674 shares of common stock, respectively. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and
(ii) $4.50 per share to the extent the dividend is paid in common stock. The Company elected to defer payment of the May 1, 1999 dividend in accordance with the Series B Preferred Stock Agreement.

         At March 31, 1999, the Company had cash and cash equivalents totaling $1,078,577 and working capital of $1,001,670.

         The Company intends to spend approximately $50,000 during the remainder of 1999 for the purchase of analytical instrumentation and renovation of office space in preparation of subleasing approximately 20% of the Company's current leased space. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

         To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M. W. Kellogg Company and Koch Refining Company, among others, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In March 1998, the Company entered into a site license agreement with Petro Star regarding the design and installation of a biocatalytic desulfurization ("BDS") unit at Petro Star's refinery in Valdez, Alaska. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides the Company with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged site license fees and royalties to the Company, including a $200,000 initial site license fee which was paid upon execution of the agreement. As is customary in such agreements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, the Company issued a four-year warrant entitling Petro Star to purchase 28,571 shares of its common stock at an exercise price of $21.77 per share. The warrants have been recorded at an estimated fair value of $404,500, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 5.37 percent; expected dividend yield of zero; expected life of four years; and expected volatility of 75.43 percent.

         In addition, the Company is continuing to develop its BDS technology in collaboration with Total using deeply desulfurized diesel fuel provided by Total. The Company and Total have extended the term of their collaboration agreement and are evaluating the conditions under which the Company's BDS technology could be implemented. The Company's ability to reach agreements with Petro Star, Total or other parties with respect to commercial applications of its BDS technology, and its ability to commercialize such technology generally, will depend upon its ability to achieve additional improvements in the productivity of the biocatalyst (e.g., specific activity, production and longevity) and process engineering (e.g., bioreactor design, separations technology and byproduct disposition), and is subject to numerous risks and uncertainties. Although the Company has made substantial progress to date in improving the productivity of the biocatalyst and the process engineering used in its pilot BDS unit, no assurance can be made that the Company will be able to achieve the improvements necessary for its BDS technology to become commercially viable or to reach agreements with respect to the commercial application of its technology within the time anticipated or at all. See "Factors Affecting Forward-Looking Statements".

         In August 1997, the Company was awarded funding by the DOE for a $2.4 million, three year program dedicated to the development of a BDS application for gasoline. Through March 31, 1999 the Company had recognized $1,088,677 in sponsored research revenue from the grant, of which $510,873 was receivable at March 31, 1999.

         The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through mid 1999. The Company will need to raise substantial additional capital to fund its operations thereafter. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company is currently seeking additional funding through various alternatives that include: an equity financing, government funding, and alliances with chemical companies and corporate partners. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

         The Company is in the process of assessing all financial and operational systems and equipment to ensure year 2000 compliance, and plans to complete the assessment by June 30, 1999. Based on reviews to date and preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

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

Energy BioSystems Corporation

By:      /s/ William E. Nasser
         ---------------------
         William E. Nasser
         Chairman of the Board, Chief Executive Officer and President

Date: May 14, 1999

By:      /s/ Paul G. Brown III
         ---------------------
         Paul G. Brown III
         Vice President, Finance and Administration and
         Chief Financial Officer

Date: May 14, 1999