Form 10-Q
period 1999-06-30
ENERGY BIOSYSTEMS CORP
filed 1999-08-16
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                  281-419-7000
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

         As of August 11, 1999, there were outstanding 6,569,557 shares of Common Stock, par value $.01 per share, of the registrant.

                         ENERGY BIOSYSTEMS CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


                                                                    Page
                                                                    ----
Factors Affecting Forward-Looking Statements                          3

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                      4

            Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998                                     5

            Statements of Operations for the Three and Six Months
            Ended June 30, 1999 and 1998 (Unaudited)                  6

            Statements of Cash Flows for the Six Months Ended
            June 30, 1999 and 1998 (Unaudited)                        7

            Notes to Financial Statements                             8

Item 2.     Management's Discussion and Analysis of Financial        11
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders      16

Item 6.     Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                           18



                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulations, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulation, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the 1998 Form 10-K.

         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS


                                                                          June 30,           December 31,
                                                                            1999                   1998
                                                                      -----------------    -----------------
                                                                        (Unaudited)
     ASSETS
Current Assets:
     Cash and cash equivalents                                         $    7,441,888        $   2,795,429
     Prepaid expenses and other current assets                                616,118              512,487
                                                                        -------------        -------------
         Total current assets                                               8,058,006            3,307,916

Furniture, equipment and leasehold improvements, net                        1,315,660            1,675,992
Intangible and other assets, net                                            1,237,218            1,142,837
                                                                        -------------        -------------
         Total assets                                                   $  10,610,884        $   6,126,745
                                                                        =============        =============

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $     153,322        $     513,673
     Deferred revenue                                                         180,000              180,000
     Note payable                                                              42,204              126,613
                                                                        -------------        -------------
         Total current liabilities                                            375,526              820,286

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
        (liquidation value $35,105,000; 760,000 shares
         authorized, 519,400 and 696,400 shares,
         respectively, issued and outstanding)                             26,762,065           33,955,166
     Common Stock, $0.01 par value (30,000,000 shares
        authorized, 6,569,557 and 2,179,142 shares,
        respectively, issued and outstanding)                                  65,696               21,791
     Additional paid-in capital                                            54,669,182           38,529,097
     Accumulated deficit                                                  (71,261,585)         (67,199,595)
                                                                        -------------        -------------
        Total stockholders' equity                                         10,235,358            5,306,459
                                                                        -------------        -------------
        Total liabilities and stockholders' equity                      $  10,610,884        $   6,126,745
                                                                        =============        =============


   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                  1999              1998              1999               1998
                                             ----------------  ----------------  ----------------   ---------------
REVENUES:
    Sponsored research revenues              $       514,063   $        88,474   $     1,024,936    $       257,067
    Interest and investment income                    20,197            64,795            41,343            158,508
                                             ---------------   ---------------   ---------------    ---------------
          Total revenues                             534,260           153,269         1,066,279            415,575

COSTS AND EXPENSES:
    Research and development                       1,067,728         1,888,038         2,669,104          4,412,232
    General and administrative                       465,549           505,954         1,012,597          1,052,698
                                             ---------------   ---------------   ---------------    ---------------
          Total costs and expenses                 1,533,277         2,393,992         3,681,701          5,464,930
                                             ---------------   ---------------   ---------------    ---------------
NET LOSS                                     $      (999,017)  $    (2,240,723)  $    (2,615,422)   $    (5,049,355)
                                             ===============   ===============   ===============    ===============
NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                        $         (0.56)  $         (1.67)  $         (1.60)   $         (3.71)
                                             ===============   ===============   ===============    ===============
SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE
                                                   3,153,783         1,819,898         2,669,523          1,785,244
                                             ===============   ===============   ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                           ---------------------------------------
                                                                                  1999                1998
                                                                           ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $ (2,615,422)       $ (5,049,355)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                           405,623             704,111
           Issuance of warrants                                                         --             404,500
      Changes in assets and liabilities:
           Decrease (increase) in prepaid expenses and other
               current assets                                                     (103,631)            601,706
           Increase in intangible and other assets and notes
               receivable                                                         (112,380)           (144,179)
           Decrease in accounts payable and accrued
               liabilities                                                        (360,351)           (562,872)
           Increase in deferred revenues                                                --             200,000
                                                                           ---------------     ---------------
      Net cash used in operating activities                                     (2,786,161)         (3,846,089)
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (27,292)           (160,542)
      Net sale of investments                                                           --             693,279
                                                                           ---------------     ---------------
         Net cash provided by (used in) investing activities                       (27,292)            532,737
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on capital lease obligations                                              --              (3,556)
      Payments on notes payable, net                                               (84,409)           (156,995)
      Issuance of stock, net                                                     7,544,321              35,463
                                                                           ---------------     ---------------
         Net cash provided by (used in) financing activities                     7,459,912            (125,088)
                                                                           ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                4,646,459          (3,438,440)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                                     2,795,429           9,661,310
                                                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  7,441,888        $  6,222,870
                                                                           ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

         Effective March 30, 1999, EBC implemented a restructuring, including a substantial employee reduction, in order to reduce expenses and focus its limited resources on the critical elements leading to commercialization of its patented BDS process. EBC retained certain key technical and administrative personnel.

         EBC's BDS process will require substantial research, development and testing in order to determine its commercial viability. EBC has proven its BDS technology only to a limited extent in laboratory, bench-scale and pilot plant trials, which is not yet sufficient for full commercialization. If EBC successfully field tests its BDS technology, the commercialization of the BDS technology will depend on, among other things, EBC's success in achieving improvement of its biocataylst and success in developing fermentation processes, as well as EBC's ability to manufacture or contract for the manufacture of sufficient biocatalyst for use in commercial BDS units; to apply process engineering to design bioreactor systems capable of accomplishing the BDS process on a commercial scale; and to market its BDS systems effectively. The accomplishment of some or all of these objectives may be delayed or may never occur. EBC will require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize its BDS technology.

          The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's 1998 Form 10-K.

Net Loss Per Common Share

         Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series B Convertible Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

                          ENERGY BIOSYSTEMS CORPORATION

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

NOTE 2.  COMMON STOCK OFFERING

         The Company completed a private placement of its common stock during June 1999. The Company offered and sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40. Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO Capital Markets, Inc., in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,201,389, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years and with respect to the warrants issued to the placement agent five years; and an expected volatility at an average weight of 118 percent.

NOTE 3.  SERIES B CONVERTIBLE PREFERRED STOCK

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

                          ENERGY BIOSYSTEMS CORPORATION

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

         Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $20.06 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000 and 1,700 shares of the Series B Preferred Stock were converted to 3,940 and 1,674 shares of common stock, respectively. In May 1999, 177,000 shares of the Series B Preferred Stock were converted to 174,379 shares of common stock.

         The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1999, the Company's accumulated deficit was $71,261,585.

RESULTS OF OPERATIONS

         The Company had total revenues for the three months ended June 30, 1999 and 1998 of $534,260 and $153,269, respectively. The increase in total revenues was attributable to increases in sponsored research revenues offset in part by decreases in interest and investment income. The Company had sponsored research revenues of $514,063 during the second quarter of 1999 as compared to $88,474 during the second quarter of 1998. The increase of $425,589 in sponsored research revenues resulted from increased sponsored research revenue received under a DOE grant.

         The Company had total revenues for the six months ended June 30, 1999 and 1998 of $1,066,279 and $415,575, respectively. The increase in total revenues was attributable to increases in sponsored research revenues offset in part by decreases in interest and investment income. The Company had sponsored research revenues of $1,024,936 during the first six months of 1999 as compared to $257,067 during the first six months of 1998. The increase of $767,869 in sponsored research revenues resulted primarily from the increase in sponsored research revenues from a Department of Energy ("DOE") grant of $1,024,936 in the first six months of 1999 compared to $225,331 in the first six months of 1998.

         The Company had interest and investment income of $20,197 in the second quarter of 1999 as compared to 64,795 in the second quarter of 1998. The decrease of $44,598 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the second quarter of 1999 were less than those during the corresponding period of 1998.

         The Company had interest and investment income of $41,343 for the first six months of 1999 compared to $158,508 for the first six months of 1998. The decrease of $117,165 in interest and investment income resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

          The Company had research and development expenses for the three months ended June 30, 1999 and 1998 of $1,067,728 and $1,888,038, respectively, and for the six months ended June 30, 1999 and 1998 of $2,669,104 and $4,412,232, respectively. The decrease in research and development expenses of $820,310 and $1,743,128, respectively, for the three and six months ended June 30, 1999 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel, offset in part by a charge to research and development expense in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. See "-Liquidity and Capital Resources" below. The Company expects its research and development expenses to remain below 1998 levels for the remainder of 1999, reflecting a reduction in the workforce at the end of the first quarter of 1999.

         The Company had general and administrative expenses for the three months ended June 30, 1999 and 1998 of $465,549 and $505,954, respectively, and for the six months ended June 30, 1999 and 1998 of $1,012,597 and $1,052,698, respectively. The decrease of $40,405 and $40,101 for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods of 1998 resulted from the reduction of the general and administrative personnel at the end of the first quarter of 1999. The Company expects a slight decrease from 1998 levels in its general and administrative expenses during the remainder of 1999, reflecting a reduction in administrative personnel at the end of the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a private placement of its common stock during June 1999. The Company offered and sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40. Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO Capital Markets, Inc., in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,201,389, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years and with respect to the warrants issued to the placement agent five years; and an expected volatility at an average weight of 118 percent.

         In February and March 1997, the Company sold an aggregate of 224,100 shares of Series B Preferred Stock in a private placement, resulting in net cash proceeds of approximately $10.2 million. Concurrently with the private placement, the Company conducted an exchange offering and consent solicitation pursuant to which 478,000 shares of its Series A Convertible Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock. In April and July 1998, 4,000 and 1,700 shares of the Series B Preferred Stock were converted to 3,940 and 1,674 shares of common stock, respectively. In May 1999, 177,000 shares of the Series B Preferred Stock were converted to 174,379 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company elected to defer payment of the May 1, 1999 dividend in accordance with the Series B Preferred Stock Agreement.

         For the six months ended June 30, 1999, the Company used $2,786,161 of net cash in operating activities, incurred $27,292 in capital expenditures and provided $7,459,912 in financing activities. At June 30, 1999, the Company had cash and cash equivalents totaling $7,441,888 and working capital of $7,682,480.

         The Company intends to spend approximately $400,000 during the remainder of 1999 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

         To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with, the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"), The M.
W. Kellogg Company and Koch Refining Company, among others, as more fully described in the 1998 Form 10-K.

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

         In addition, the Company is continuing to develop its BDS technology in collaboration with Total, and is continuing to conduct process simulations at the Company's pilot plant using deeply desulfurized diesel fuel provided by Total. Accordingly, the Company and Total have extended the term of their collaboration agreement and are evaluating the conditions under which the technology can be implemented.

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

         In August 1997, the Company was awarded funding by the DOE for a $2.4 million, three year program dedicated to the development of a BDS application for gasoline. Through June 30, 1999 the Company had recognized approximately $1.6 million in sponsored research revenue from the grant, of which $514,063 was receivable at June 30, 1999.

         The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through early 2001. The Company will need to raise substantial additional capital to fund its operations thereafter. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Proposal 1:  The Election of Directors

     At the Company's 1999 Annual Meeting of Stockholders held on May 26, 1999, the following individuals were elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.


                                          FOR                     WITHHELD
Ramon Lopez                            1,676,634                   22,873
R. James Comeaux                       1,676,634                   22,873
Edward B. Lurier                       1,676,648                   22,859
Thomas E. Messmore                     1,675,364                   24,143
Daniel J. Monticello, Ph.D.            1,676,648                   22,859
William E. Nasser                      1,676,648                   22,859
John S. Patton                         1,676,648                   22,859
William D. Young                       1,676,648                   22,859


                  Proposal 2: The approval of an amendment to the Company's 1997 Stock Option Plan to increase the number of shares available for grant to 1,200,000 shares, and to eliminate the maximum number of shares that may be issued to any one individual thereunder.

For   658,793    Against   316,816    Abstain  29,084   Non-Vote      694,814

                  Proposal 3: The approval of an amendment to the Company's Non-Employee Director Option Plan to (i) increase the number of shares available for grant to 200,000 shares, (ii) increase the number of shares to be granted to directors on their election to the Board to 4,000 shares and
(iii) eliminate the provision which prohibits a grant under such plan to any director who has received stock options to purchase such amount in the prior twelve month period.

For   841,968    Against   158,553    Abstain   4,072   Non-Vote      694,914

                  Proposal 4: The approval of the issuance in a private placement of Common Stock of the Company (and securities exercisable for such Common Stock) representing 20% or more of the number of issued and outstanding shares of such Common Stock.

For   958,106    Against   39,225     Abstain   7,362    Non-Vote      694,814

         Proposal 5: The approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the1999 fiscal year.

For   1,694,487      Against   2,941         Abstain    2,079

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits


                10.1 Subscription Agreement dated June 11 and June 22, 1999 among the Company and certain investors parties thereto.

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

Energy BioSystems Corporation

By:      /s/ Peter P. Policastro
         ---------------------------------------
         Peter P. Policastro
         Chief Executive Officer and President

Date: August 13, 1999

By:      /s/ Paul G. Brown III
         ---------------------------------------
         Paul G. Brown III
         Vice President, Finance and Administration

Date: August 13, 1999