Form 10-Q
period 1999-09-30
ENERGY BIOSYSTEMS CORP
filed 1999-11-15
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

         As of November 1, 1999, there were outstanding 6,569,890 shares of Common Stock, par value $.01 per share, of the registrant.

                          ENERGY BIOSYSTEMS CORPORATION


               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Factors Affecting Forward-Looking Statements                                                           3

PART I.                 FINANCIAL INFORMATION
                        ---------------------

Item 1.                 Financial Statements                                                           4

                        Balance Sheets as of September 30, 1999 (Unaudited)
                        and December 31, 1998                                                          5

                        Statements of Operations for the Three and Nine Months
                        Ended September 30, 1999 and 1998 (Unaudited)                                  6

                        Statements of Cash Flows for the Nine Months Ended
                        September 30, 1999 and 1998 (Unaudited)                                        7

                        Notes to Financial Statements                                                  8

Item 2.                 Management's Discussion and Analysis of Financial                             11
                        Condition and Results of Operations

PART II.                OTHER INFORMATION
                        -----------------

Item 6.                 Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                            15
---------

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulation, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulation, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                                         September 30,         December 31,
                                                                             1999                  1998
                                                                          ------------         ------------
                                                                          (Unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                            $  4,296,774         $  2,795,429
     Short term investments                                                  2,451,140                   -
     Prepaid expenses and other current assets                                 433,813              512,487
                                                                          ------------         ------------
         Total current assets                                                7,181,727            3,307,916

Furniture, equipment and leasehold improvements, net                         1,135,757            1,675,992
Intangible and other assets, net                                             1,243,135            1,142,837
                                                                          ------------         ------------
         Total assets                                                     $  9,560,619         $  6,126,745
                                                                          ============         ============

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                             $    124,167         $    513,673
     Deferred revenue                                                          180,000              180,000
     Note payable                                                               14,068              126,613
                                                                          ------------         ------------
         Total current liabilities                                             318,235              820,286

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
        (liquidation value $35,105,000; 760,000 shares
     authorized, 519,400 and 696,400 shares,
         respectively, issued and outstanding)                              27,455,144           33,955,166
     Common Stock, $0.01 par value (30,000,000 shares
        authorized, 6,569,557 and 2,179,142 shares,
        respectively, issued and outstanding)                                   65,696               21,791
     Additional paid-in capital                                             54,524,670           38,529,097
     Accumulated deficit                                                   (72,803,126)         (67,199,595)
                                                                          ------------         ------------
        Total stockholders' equity                                           9,242,384            5,306,459
                                                                          ------------         ------------
        Total liabilities and stockholders' equity                        $  9,560,619         $  6,126,745
                                                                          ============         ============

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     1999              1998              1999              1998
                                                 -----------       -----------       -----------        -----------
REVENUES:

    Sponsored research revenues                    $ 390,241       $   304,592       $ 1,415,177        $   561,659
    Interest and investment income                    89,837           180,649           131,180            339,157
                                                 -----------       -----------       -----------        -----------
          Total revenues                             480,078           485,241         1,546,357            900,816

COSTS AND EXPENSES:

    Research and development                       1,008,510         1,741,727         3,677,615          6,153,959
    General and administrative                       428,784           464,158         1,441,380          1,516,856
                                                 -----------       -----------       -----------        -----------

          Total costs and expenses                 1,437,294         2,205,885         5,118,995          7,670,815
                                                 -----------       -----------       -----------        -----------

NET LOSS                                           $(957,216)      $(1,720,644)      $(3,572,638)       $(6,769,999)
                                                 ===========       ===========       ===========        ===========
NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                 $(0.25)           $(1.35)           $(1.49)            $(5.05)
                                                 ===========       ===========       ===========        ===========

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      6,569,557         1,858,034         3,983,820          1,809,774
                                                 ===========       ===========       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  -------------------------------
                                                                                      1999                1998
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    $(3,572,638)        $(6,769,999)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                              608,435           1,055,708
      Changes in assets and liabilities:
           Decrease in prepaid expenses and other  current assets                      78,674             685,887
           Increase in intangible and other assets and notes
               receivable                                                            (127,297)           (202,309)
           Decrease in accounts payable and accrued
               liabilities                                                           (389,506)           (639,554)
                                                                                  -----------         -----------
      Net cash used in operating activities                                        (3,402,332)         (5,870,267)
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (41,202)           (164,758)
      Net sale (purchase) of investments                                           (2,451,140)            693,279
                                                                                  -----------         -----------
         Net cash provided by (used in) investing activities                       (2,492,342)            528,521
                                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on capital lease obligations                                                  -              (3,556)
      Payments on notes payable, net                                                 (112,545)           (218,606)
      Issuance of stock, net                                                        7,508,564             447,062
                                                                                  -----------         -----------
         Net cash provided by financing activities                                  7,396,019             224,900
                                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                   1,501,345          (5,116,846)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                                        2,795,429           9,661,310
                                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 4,296,774         $ 4,544,464
                                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

         Effective March 30, 1999, EBC implemented a restructuring, including a substantial employee reduction, in order to reduce expenses and focus its limited resources on the critical elements leading to commercialization of its patented biodesulfurization ("BDS") process. EBC retained certain key technical and management personnel.

         EBC's BDS process will require substantial research, development and testing in order to determine its commercial viability. EBC has proven its BDS technology only to a limited extent in laboratory, bench-scale and pilot plant trials, which is not yet sufficient for full commercialization. If EBC successfully field tests its BDS technology, the commercialization of the BDS technology will depend on, among other things, EBC's success in achieving improvement of its biocatalyst and success in developing fermentation processes, as well as EBC's ability to manufacture or contract for the manufacture of sufficient biocatalyst for use in commercial BDS units; to apply process engineering to design bioreactor systems capable of accomplishing the BDS process on a commercial scale; and to market its BDS systems efficiently. The accomplishment of some or all of these objectives may be delayed or may never occur. EBC will require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize its BDS technology.

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

         In December 1998, the Company declared a one-for-seven reverse stock split which was effective December 18, 1998. All references to earnings per share, number of shares and share

                          ENERGY BIOSYSTEMS CORPORATION
amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split.

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

NOTE 2.  COMMON STOCK OFFERING

         The Company completed a private placement of its common stock during June 1999. The Company offered and sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40. Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO Capital Markets, Inc.("SAMCO"), in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,147,358, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years (and with respect to the warrants issued to the placement agent five years); and an expected volatility at an average weight of 125 percent.

NOTE 3.  SERIES B CONVERTIBLE PREFERRED STOCK

         Dividends on shares of Series B Preferred Stock are payable in cash or common stock of the Company, or a combination thereof, at the Company's option. Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. The Company elected to defer payment of the May 1, 1999 and November 1, 1999 dividend in accordance with the Series B Preferred Stock Agreement.

         Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price of $20.06 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000

                          ENERGY BIOSYSTEMS CORPORATION
shares and 1,700 shares of the Series B Preferred Stock were converted to 3,940 shares and 1,674 shares of common stock, respectively. In May 1999, 177,000 shares of Series B Preferred Stock were converted to 174,379 shares of common stock.

         The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in December 1989, the Company has devoted substantially all of its resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1999, the Company's accumulated deficit was $72,803,126.

RESULTS OF OPERATIONS

         The Company had total revenues for the three months ended September 30, 1999 and 1998 of $480,078 and $485,241, respectively. The decrease in total revenues of $5,163 was attributable to a decrease in interest and investment income offset in part by increases in sponsored research revenues. The Company had sponsored research revenues of $390,241 during the third quarter of 1999 as compared to $304,592 during the third quarter of 1998. The increase of $85,649 in sponsored research revenues resulted primarily from the increase in sponsored research revenues from a Department of Energy ("DOE") grant.

         The Company had total revenues for the nine months ended September 30, 1999 and 1998 of $1,546,357 and $900,816, respectively. The increase of $645,541 in total revenues was attributable to increases in sponsored research revenues offset in part by decreases in interest and investment income. The Company had sponsored research revenues of $1,415,177 during the first nine months of 1999 as compared to $561,659 during the first nine months of 1998. The increase of $853,518 in sponsored research revenues resulted primarily from the increase in sponsored research revenues from a DOE grant.

         The Company had interest and investment income of $89,837 in the third quarter of 1999 as compared to $180,649 in the third quarter of 1998. The decrease of $90,812 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the third quarter of 1999 were less than those during the corresponding period of 1998.

         The Company had interest and investment income of $131,180 for the first nine months of 1999 compared to $339,157 for the first nine months of 1998. The decrease of $207,977 in interest and investment income resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

          The Company had research and development expenses for the three months ended September 30, 1999 and 1998 of $1,008,510 and $1,741,727, respectively, and for the nine months ended September 30, 1999 and 1998 of $3,677,615 and $6,153,959, respectively. The decrease in research and development expenses of $733,217 and $2,476,344, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel and the charge to research and development expense in the first quarter of 1998 for warrants issued to Petro Star Inc. ("Petro Star") in the amount of $404,500. The Company expects its research and development expenses to remain below 1998 levels for the remainder of 1999, reflecting a reduction in the workforce at the end of the first quarter of 1999.

         The Company had general and administrative expenses for the three months ended September 30, 1999 and 1998 of $428,784 and $464,158, respectively, and for the nine months ended September 30, 1999 and 1998 of $1,441,380 and $1,516,856, respectively. The decrease of $35,374 and $75,476 for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of 1998 resulted from the reduction of the administrative personnel at the end of the first quarter of 1999 and the sublease of approximately 5,700 square feet of space at the end of the second quarter of 1999. The Company expects a slight decrease from 1998 levels in its general and administrative expenses during the remainder of 1999, reflecting a reduction in administrative personnel at the end of the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a private placement of its common stock during June 1999. The Company offered and sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40. Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO, in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,147,358, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years and with respect to the warrants issued to the placement agent five years; and an expected volatility at an average weight of 125 percent.

         For the nine months ended September 30, 1999, the Company used $3,402,332 of net cash in operating activities, incurred $41,202 in capital expenditures and provided $7,396,019 in net financing activities. At September 30, 1999, the Company had cash, cash equivalents and marketable securities totaling $6,747,914 and working capital of $6,863,492.

         The Company intends to spend approximately $200,000 during the remainder of 1999 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

         To supplement its research and development budgets, the Company intends to seek additional collaborative research and development agreements with corporate partners. In this regard, the Company has entered into collaborative agreements with the Exploration and Production Technology Division of Texaco, Inc., Total Raffinage Distribution S.A. ("Total"),

The M. W. Kellogg Company and Koch Refining Company, among others, as more fully described in the 1998 Form 10-K.

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

         In August 1997, the Company was awarded funding by the DOE for a $2.4 million, three year program dedicated to the development of a BDS application for gasoline. The DOE provided additional interim funding of $390,241 for the third year of the grant until permanent funding can be approved. Through September 30, 1999 the Company had recognized approximately $2.0 million in sponsored research revenue from the grant, of which $390,241 was receivable at September 30, 1999.

YEAR 2000 ISSUES

         The year 2000 issue is the result of certain computer programs or computerized equipment that are unable to accurately calculate, store or use dates subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. Year 2000 problems may result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions.

         The Company has completed the process of assessing all financial and operational systems and equipment to ensure year 2000 compliance, and plans to complete remediation of these systems by December 31, 1999. Based on reviews to date, the Company does not anticipate that it will incur any significant costs relating to the remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                11.1  Statement regarding Computation of Per Share Earnings.

                27.1  Financial Data Schedule.

           b.   Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated June 11, 1999 during the three months ended September 30, 1999. Such report related to the issuance by the Company of 4,189,820 shares of common stock of the Company in a private placement.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy BioSystems Corporation

By:      /s/ Peter P. Policastro
         --------------------------------------
         Peter P. Policastro
         Chief Executive Officer and President

Date: November 12, 1999

By:      /s/ Paul G. Brown III
         --------------------------------------
         Paul G. Brown III
         Chief Financial Officer and Vice President, Finance and Administration

Date: November  12, 1999