Form 10-K405
period 1999-12-31
ENERGY BIOSYSTEMS CORP
filed 2000-03-30
CIK 895677

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K
             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM   TO
                           COMMISSION FILE NO. 0-21130
                           --------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $55,487,200 as of March 20, 2000, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $13.125 per share and assuming full conversion of the registrant's Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 20, 2000, 6,732,794 shares of common stock were outstanding and 493,400 shares of Series B Convertible Preferred Stock (convertible into 486,108 shares of common stock) were outstanding.

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.

===============================================================================

     WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, BELIEVED, EXPECTED, ESTIMATED OR PROJECTED. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE "ITEM 1. BUSINESS-RISK FACTORS" INCLUDED ELSEWHERE IN THIS REPORT.

PART I.

ITEM 1.  BUSINESS

OVERVIEW

     Energy BioSystems Corporation ("EBC" or "the Company") is a biotechnology company that is applying its proprietary, state-of-the-art directed evolution techniques to accelerate development and commercialization of biocatalyst-based processes for petroleum refining and petrochemicals production. EBC's primary focus to date has been development of biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes in bacteria to remove sulfur from petroleum. In 1999, a strategic initiative was implemented to develop a new proprietary gene shuffling method called RACHITT (an acronym for Random Chirmaragenesis on Transient Templates) and to apply this method to accelerate biocatalyst development for BDS. Gene shuffling is a powerful method to create millions of new variant genes coding for enzymes with altered properties. To complement this effort, high-throughput-screening ("HTS") capabilities were developed at EBC's laboratories to screen and select improved bacterial strains. The directed evolution program of gene-shuffling and HTS has made a major impact on the biocatalyst development program, and EBC believes that expansion of these capabilities may create new business opportunities in other areas of biotechnology, including industrial enzymes, crop enhancement and protection and protein-based pharmaceuticals. It is the intent of EBC to further develop these assets in gene-shuffling technology and aggressively pursue near-term business opportunities in this area through technology licensing and other business relationships.

     EBC has also pursued use of its proprietary biocatalytic technology for production of a broad family of industrial organosulfur chemicals with potential uses in detergent, surfactant, polymer and adhesive markets. In 1999, the organosulfur product was prepared on a multi-kilogram scale in pilot units at EBC's Woodlands facility, and prototype surfactant products were prepared for testing. Joint development and testing agreements were executed with major chemical companies for detailed evaluation of these products in specific commercial applications, and it is the intent of EBC to continue pursuit of strategic business alliances or licensing opportunities for commercialization of this technology.

     Research in biodesulfurization continued to target removal of sulfur from diesel fuel, and EBC believes that the combination of BDS with conventional hydrodesulfurization may offer refiners an option to achieve ultra-low sulfur levels in diesel fuel with attractive economics, lower energy consumption, and lower CO2 emissions than by the use of conventional hydrodesulfurization alone. In 1997, EBC was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million dollar, three-year program dedicated to the development of biocatalytic desulfurization catalysts for gasoline. Work in this area has progressed well, and will continue through 2000.

     EBC maintained several strategic alliances to support its BDS activities, providing an opportunity for EBC to build on established expertise and resources in critical areas. These alliances include an agreement with Kellogg Brown & Root ("Kellogg") and collaborations with TOTALFINA ("TOTALFINA"), Koch Refining Company ("Koch"), and Texaco Group Inc. ("Texaco"). See "-Alliances." In March 1998, EBC entered into an agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez Alaska refinery for desulfurization of a straight-run diesel stream. Research and development efforts in 1998 and 1999 were heavily focused on biocatalyst and process development for this application. Although significant technical progress has been made, the Company's BDS and organosulfur chemical processes require additional research, development and testing in order to determine their commercial viability. No assurances can be made that the Company will be able to achieve the improvements necessary of its BDS technology to become commercially viable or to reach agreements with respect to commercial application of the technology within the time anticipated or at all. See "-Risk Factors-Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

     EBC was incorporated in Delaware on December 20, 1989. EBC's executive offices and laboratories are located at 4200 Research Forest Drive, The Woodlands, Texas 77381 and the main telephone number is (281) 419-7000. The company can also be reached by fax at 281-364-6112, or by e-mail at info@energybiosystems.com. The company website is www.energybiosystems.com.

EBC'S TECHNOLOGY

EBC'S BDS TECHNOLOGY

     In 1988, researchers at the Institute of Gas Technology ("IGT") achieved a breakthrough in microbial desulfurization when they isolated two unique strains of bacteria. These strains have the ability to desulfurize coal and selectively remove sulfur from dibenzothiophene, the industry-recognized model for heterocyclic sulfur molecules found in coal and petroleum. In 1991, EBC obtained exclusive, worldwide, royalty-free rights to the IGT desulfurization technology. A critical milestone was achieved in 1992 when the relevant genes from the patented bacteria were cloned and sequenced. These genes have now been extensively characterized and modified to increase the expression of the desired properties. EBC was issued fundamental patents on these genes, plus numerous other patents on the BDS process by the U.S. and foreign patent offices.

      EBC's BDS process employs enzymes specifically directed at a certain class of sulfur molecules in petroleum to catalyze the desulfurization reactions. Although this class of sulfur molecules includes the predominant types of sulfur molecules found in diesel fuel, anticipated future regulations governing the sulfur content of diesel fuel are expected to require such low concentrations of sulfur that the Company's BDS process may also need to address less predominant, more complex sulfur molecules found in diesel fuel. EBC has identified and characterized these "desulfurization resistant" molecules and developed a strategy for the optimization of the biocatalyst to increase the ability of the biocatalyst to remove such molecules. Stability of enzyme activity is also an important biocatalyst characteristic. EBC's research and development team had observed a gradual decay of biocatalyst activity in the reactor system as a result of natural metabolic processes that continually make and destroy enzymes within the cell. In 1997 and 1998, EBC researchers developed new strains with improved stability and altered bioreactor conditions to enhance enzyme regeneration. In 1999, the company expanded its efforts in proprietary directed evolution to accelerate development of improved biocatalysts for BDS and for production of an organosulfur chemical product. These directed evolution techniques also have potentially broad application in development of industrial biocatalysts for other processes.

     In addition to efforts in biocatalyst development, EBC has allocated significant resources to the development and scale-up of process technology. EBC believes that scale-up of its BDS process can be accomplished with conventional chemical and biochemical process engineering technology. In 1997 and 1998, EBC pursued several opportunities to improve process efficiency and reduced cost significantly through more innovative use of available process technology in reactor design and separations. In 1999, EBC continued to pursue additional reductions in cost through process engineering efforts in two areas: (i) bioreactor design and (ii) chemical co-product recovery.

     BDS is a proprietary process based on naturally occurring bacteria that can selectively attack and remove organically bound sulfur from petroleum. Enzymes in the bacteria selectively cleave carbon-sulfur bonds in the presence of oxygen to yield an oxygenated sulfur compound. In the IGT biocatalyst and one EBC biocatalyst strain, the sulfur containing end-product is sodium sulfate. Alternatively, by genetic manipulation of the bacteria, a novel water-soluble organosulfur compound can be produced as a co-product of biodesulfurization. This co-product can be recovered from the process water using conventional technologies. The enzymes in the EBC biocatalysts can effectively oxidize a range of sulfur compounds, including the dibenzothiophene class in diesel fuels. For diesel fuels, EBC believes that the BDS process can be used in several configurations: (i) as a "polishing step" to further lower sulfur levels in previously hydrotreated diesel fuels;
(ii) as a stand-alone desulfurization process; or (iii) as a desulfurization process before hydrotreating.

     For comparison, the conventional technology for the removal of sulfur, nitrogen and other impurities from oil is hydrotreating. When this process is used primarily for the removal of sulfur, it is called hydrodesulfurization ("HDS"). In this process, petroleum fractions are subjected to high temperatures and pressure in the presence of inorganic catalysts and hydrogen. Organic sulfur molecules are converted to hydrogen sulfide, which is further processed to yield elemental sulfur. Although HDS is effective for removal of many sulfur compounds, it is relatively ineffective against dibenzothiophenes, the more complex sulfur molecules found in diesel and heavier fractions. HDS is also a costly process for refiners. A typical HDS unit costs between $30 million and $80 million to construct, depending on the product stream to be treated, the level of desulfurization required, the unit size and the existing refinery infrastructure. The high pressure and temperature required for HDS translate directly into high capital and maintenance costs. Although some refinery units produce hydrogen, the large amount of hydrogen required for HDS to treat fuels to lower sulfur levels may require refiners to build new hydrogen production capacity at additional significant capital expense.

     The BDS process differs from the conventional HDS processes for diesel in several important aspects. First, the BDS process is oxidative, not reductive as in HDS, so hydrogen is not required. The combination of mild operating conditions and the absence of a hydrogen demand for BDS results in projected lower energy consumption and CO2 emissions for BDS compared with HDS during refining. Second, the range of sulfur compounds treated by BDS includes the dibenzothiophene class, a very difficult class of sulfur compounds to treat by HDS. EBC believes that HDS and BDS may potentially be used effectively in combination.

     While EBC believes its BDS process will be economically attractive to petroleum refiners, the BDS process will require significant capital expenditures by refiners and producers. The refining and oil production industries historically have been reluctant to accept new technologies. There is a risk, therefore, that EBC will have difficulty in obtaining the refining and oil production industries' acceptance of the BDS process. Also, the rate of purchase of the Company's BDS process may be affected by economic conditions in the refining and oil production industries. The refining and oil production industries have been subject to periods of depressed profitability and are affected substantially by fluctuations in the price of crude oil and finished products. Nonetheless, if a refinery is to operate and produce fuels, it must meet regulatory requirements regardless of the price of oil. There can be no assurances made that the Company will be able to achieve the improvements necessary of its BDS technology to become commercially viable or to reach agreements with respect to commercial application of the technology within the time anticipated or at all.

ORGANOSULFUR CO-PRODUCTS

     The organosulfur co-product from BDS falls within the chemical class of alkyl aryl sulfonates and these products are similar chemically to commercial wetting agents, hydrotropes and other surfactants and detergents. Currently, alkyl aryl sulfonate products are produced by alkylation and/or sulfonation of benzene/toluene/xylene ("BTX") aromatics. The world-wide petroleum industry currently produces approximately one million barrels per day of BTX aromatics.. As chemical feedstocks, these materials typically command a premium price over and above their value as high octane gasoline blending components. With the BDS process, an alkyl aryl sulfonate product can be produced without the costly aromatics recovery, purification and subsequent sulfonation steps employed in conventional surfactant manufacturing routes. This approach may also be beneficial to the refiner in treating high sulfur distillates because BDS removes polycyclic aromatic sulfur heterocycles ("PASH's") from these distillates, thereby improving the value of the distillate to the refiner. The aromatic sulfonate products may, in turn, find application as chemical feedstocks that can be subsequently alkylated via conventional technologies to produce high quality anionic surfactants or other products. A series of prototype detergents have been prepared by EBC from the alkyl aryl sulfonate products of BDS, and testing indicates that many properties are competitive to conventional detergents.

     . GENE SHUFFLING TECHNOLOGY AND EBC'S RACHITT TECHNOLOGY

     Gene shuffling technologies are molecular biology techniques used to combine desirable properties of a number of different genes into a single hybrid gene. Such technologies are typically used as part of a directed evolution strategy to improve the properties of particular enzymes or other proteins.

     The applied evolution of proteins, specifically enzymes, has become a basic tool for many disciplines in science. The simplest approach to altering the structure of an enzyme involves changing codons with a DNA sequence by site-directed muagenesis. This rational method of protein design can be useful to probe pre-selected regions by specific substitutions. Additionally, this method requires no selection or screening because the mutant protein can be assayed directly. Nevertheless, site-directed mutagenesis as a method to create new proteins with enhanced properties is severely limited because of a general lack of understanding of amino acid interactions within most proteins and their effect on function.

     By contrast, the process of altering genetic functions through the generation of mutants, and/or chimeric genetic recombinants, coupled with selection and/or screening for a desired phenotype, is known as "directed evolution." Genetic improvements are markedly more rapid and dramatic when the generation of mutations in a population is combined with genetic recombination. The ability to combine altered or similar DNA targets allows one to consolidate favorable mutations that originally occurred on separate copies of the target, as well as eliminate detrimental mutations from targets that also possess advantageous mutations.

     Random shuffling or "chimeragenesis" of divergent genes has proven to be a useful tool in the directed evolution of enzyme characteristics. Protein engineering employing directed evolution does, however, require a robust, efficient and random method to generate chimeric gene libraries. The Company has developed a novel, proprietary gene shuffling method, RACHITT, specifically developed for accomplishing this goal by random reassortment and relygation of divergent single-stranded gene fragments. This rational, yet combinatorial method of directed evolution is capable of creating a multitude of new variant genes coding for enzymes with improved properties.

     EBC believes that its RACHITT technology has several advantages over other gene shuffling techniques currently being employed. For example, it avoids the use of often problematic polymerase chain reaction, or PCR, cycles to generate full-length chimeric molecules. RACHITT also reduces the generation of potentially problematic "blind spots" in the gene of interest encountered in the "sexual PCR" and staggered extension process, or StEP, methods. EBC's RACHITT method also facilitates combination of genes or regions of genes from related family members or otherwise similar sequences recombination. No evidence for divergent gene shuffling has yet been demonstrated by the StEP technique. Furthermore, the RACHITT method can also facilitate the incorporation of genetic diversity from uncharacterized sources (e.g. DNA isolated or amplified from soils and aquatic environments) thereby further exploring "natural" sequence space of a protein. RACHITT can also create entirely new solutions using combinatorial libraries of synthetic ologonucleotides.

     The Company's RACHITT technology was applied to the BDS process through RACHITTing of the Company's leading BDS genes (the dszC gene from IGTS8 and A3H1). Further analysis of these isolates at a larger scale (in shake flasks) demonstrated that some of these cultures had higher rates of desulfurization while others had improved rates and extents of desulfurization. Once these results had been reproduced and the dszC genes sequenced to confirm the hybrid nature of the genes, the criteria for the demonstration had been satisfied.

HIGH-THROUGHPUT-SCREENING

     To complement its RACHITT gene shuffling technology, EBC developed HTS capabilities at its laboratories to screen and select improved bacterial strains. HTS is an automated, robotic method to evaluate thousands of candidates per day. Automated colony pickers and liquid handling systems are at the heart of the process, along with miniaturized desulfurization assays. Implementing the HTS system increased the weekly throughput of candidates from 5-10 per week to over 2000 per week.

MARKET OVERVIEW

REFINING INDUSTRY

     One of the principal markets for EBC's BDS technology is the worldwide refining industry, which processes more than 66 million barrels of crude oil per day or approximately 24 billion barrels per year. The primary business driver for this technology are recent "clean-fuels" regulations that target sulfur in fossil fuels due to its harmful effects on the environment. The combustion of sulfur results in the emission of sulfur oxides ("SOx"), which are believed to be a cause of "acid rain" and smog. Sulfur also inactivates catalysts contained in automobile catalytic converters and diesel tail-pipe converters over time, resulting in a significant increase in the emission of unburned hydrocarbons and nitrogen oxides ("NOx") from gasoline and diesel engines and particulate matter ("PM") from diesel engines. In 1999, the US Environmental Protection Agency ("EPA") issued a new Tier-2 Rule under the U.S. Federal Clean Air Act (the "Amendments") that requires a reduction in gasoline sulfur from the national average of roughly 300 ppm to a 30 ppm sulfur average and 80 ppm sulfur cap by 2006 for major refiners. For diesel fuel, a similar Tier-2 ruling on allowable sulfur in on-highway diesel fuel sulfur is expected in mid-2000. The ruling is expected to include a 90% decrease in sulfur levels for on-road diesel fuel from the currently permitted level of 500 ppm to 50 ppm sulfur or lower by 2006. Reductions in fuel sulfur are also increasingly being mandated elsewhere in the developed and developing world. The European Union has established regulations requiring the reduction in the sulfur content of diesel fuel to 350 ppm in the year 2000 and to 50 ppm or lower by the year 2005. Similarly, the EU regulations require gasoline sulfur levels to be 150 ppm currently, reduced to 30-50 ppm by 2005. Lastly, several international auto makers are calling for further, dramatic sulfur reductions in gasoline and diesel fuels, essentially "sulfur-free" fuels of 5-10 ppm sulfur, in their World Wide Fuel Charter.

     Estimated costs of deep desulfurization to the refining industry vary by the source, but consensus exists that ultra-deep desulfurization of fuels by conventional hydrotreating will be a high-cost process due to the severity of conditions required using conventional metal catalysts. As an example, estimated capital costs for U.S. refineries to comply with the 2006 gasoline regulations range up to $7 billion, and compliance with diesel regulations is estimated at $5 to $9 billion. (Reference Octane Week Jan. 24, 2000). EBC believes that integration of BDS into the refinery to produce ultra-low sulfur diesel products in conjunction with existing hydrotreating units may offer a cost-effective alternative.

CRUDE OIL DESULFURIZATION

     Large reserves of high-sulfur crude oil exist in Venezuela, Canada, the United States, Mexico, the former Soviet Union, and the Middle East. Venezuela has proven reserves in excess of one trillion barrels of crude oil with a sulfur content greater than two percent. Canada has in excess of 50 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content, and the United States has approximately 125 billion barrels of proven reserves of crude oil with a two percent or greater sulfur content. The price of crude oil is affected by its sulfur content, and lower-sulfur crude oils command a premium in the market compared to higher-sulfur crude. To date, conventional desulfurization technologies have not proven economically viable for the desulfurization of crude oil. Cost-effective desulfurization technology could play a key role in making many of these high-sulfur crude oil reserves more economically exploitable.

     Crude oil biodesulfurization is a challenging problem due to the broad range of sulfur compounds present in crude oils and the diversity of crude oils. In 1994, EBC was awarded $2 million of federal funding under the Advanced Technology Program administered by the National Institute of Standards and Technology. The program evaluated several aspects of crude oil biodesulfurization, identified favorable characteristics of crude oils, and laid the groundwork for further biocatalyst development in this area. Current research to broaden the range of sulfur compounds that are oxidized by the biocatalyst has direct bearing on long-term future developments of a crude oil BDS process.

NOVEL ORGANOSULFUR FEEDSTOCK CHEMICALS

      In 1998, EBC discovered that its proprietary biodesulfurization technology could also be used to produce a class of novel organosulfur compounds with surface-active properties. Further chemical derivation of these compounds via commercially practiced methods of manufacturing produces excellent anionic surfactants and detergents. In this case, the biodesulfurization process is targeted at bio-treatment of highly aromatic high-sulfur diesel boiling point-range streams ("cracked stocks") within the heart of the refinery and includes processes for recovery of a chemical product. The BDS process removes significant levels of polynuclear aromatic sulfur compounds from these cracked stocks, thus increasing their value and reducing downstream refining costs. This new application of EBC's proprietary biocatalyst technology has received interest from large refiners and surfactant manufacturers. One of the markets EBC has been targeting, the linear alkyl benzene sulfonate ("LAS") market, is currently a four billion pound per year market with a 4% average annual growth rate. EBC's new product could displace or alternatively, reduce the use of benzene and possibly eliminate the need for a sulfonation step in the manufacture of a LAS substitute. It is the intent of EBC to pursue development of strategic business alliances or licensing opportunities for commercialization of this technology. No assurance can be given that EBC will be successful in partnering with existing surfactant manufacturers to develop this technology, or will otherwise be able to successfully develop and commercialize this new discovery.

DIRECTED EVOLUTION/TWO-PHASE BIOCATALYSIS

     EBC believes that many applications exist for its RACHITT technology in gene-shuffling and bioprocessing. Applications of gene-shuffling to produce improved bacterial strains span a broad range from pharmaceutical and agricultural applications to commodity chemicals and enzymes. Through its work in BDS over the last decade, the company has developed specialized knowledge of RHODOCOCCUS and related bacterial genera that may be useful for two-phase (oil-water) biotransformations of other oil-soluble (hydrophobic) substrates in commodity or fine chemicals production. Examples of the latter could be in steroid or antibiotic manufacture. Oxygenase biochemistry and bioprocessing of multi-phase systems are also core competencies.

BUSINESS STRATEGY

     EBC's goal is to become the leading provider of biocatalytic solutions for the energy and chemical industries. The strategy is to focus its internal resources on the research and development of its proprietary gene-shuffling and biocatalytic technologies while entering into strategic alliances to assist in product and process development. Long-term, EBC believes that its proprietary technologies in gene-shuffling and biocatalysis will have very broad potential applications in biorefining as well as the production of fine chemicals and pharmaceuticals.

RESEARCH AND DEVELOPMENT PROGRESS

     To commercialize BDS and the organosulfur chemical processes, additional improvements in the biocatalyst are required. In 1999, research and development efforts were focused on acceleration of biocatalyst development for diesel desulfurization and production of the organosulfur chemical products by development of a new proprietary gene-shuffling method and high-throughput-screening ("HTS") of new bacterial strains. EBC believes that expansions of these capabilities may create new business opportunities in other areas of commercial biocatalysis and biotransformations. It is the intent of EBC to further develop these assets in gene-shuffling technology and HTS for BDS biocatalyst development and other applications.

      EBC had research and development expenses for the years ended December 31, 1997, 1998, and 1999 were $9.1, $7.7 and $4.8 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BIOCATALYST DEVELOPMENT

     The central element of EBC's BDS technology is the "biocatalyst," a microorganism originally isolated from the soil that has been genetically engineered to maximize its effectiveness in removing the sulfur molecules in petroleum. The effectiveness of the biocatalyst, as with any other catalyst, depends upon the optimization of three important attributes: (i) the rate of reaction; (ii) the specificity of the catalyst for the target molecules (the extent of reaction); and (iii) the stability of the catalyst under operating conditions. In 1999, a program was implemented to rapidly screen mutant strains for improved performance, and a proprietary directed evolution platform with gene shuffling was conceived, designed and implemented to increase the diversity of strains that are tested. EBC believes that this strategy will greatly accelerate the development of the BDS commercial biocatalysts.

     Gene shuffling is a powerful method to create millions of new gene variants coding for enzymes with improved properties and characteristics. The DNA shuffling platform is designed to maximize the value of genetic diversity. To harness this diversity, EBC developed proprietary methods of "gene recruitment" from a variety of microbial environments. Since the majority of micro-organisms present in natural environments are not able to be cultured, the company's ability to access the vast wealth of genetic diversity endows EBC with a powerful tool that can be used in the development and commercialization of BDS. Unique DNA sequences isolated from soils, for example, can be manipulated and recombined with the EBC gene shuffling technology to generate an almost limitless supply of unique genes. EBC has validated this technology by successfully isolating a large number of diverse desulfurization gene clusters from a variety of environmental samples.

         EBC also made considerable advances in the development of HTS capabilities. Fast, sensitive assays developed in conjunction with bio-robotics and automated methods now enable EBC to screen literally millions of candidates. A "modular" screening approach to assay development allows several gene shuffled libraries to be assayed simultaneously thereby significantly accelerating the biocatalyst development process. EBC continued to expand its capabilities in analysis and identification of sulfur compounds in fuels as well. New organo-sulfur characterization techniques were developed to measure multiple sulfur compound classes simultaneously. The method encompassing selective oxidation, sulfur species isolation and subsequent GC-SCD/MS analysis has been described as ESSA (Extended Sulfur Speciation Analysis). This technique was used extensively to monitor the efficacy of new BDS biocatalysts towards the sulfur species present in different petroleum streams. Please see "Item 1 -Business -EBC's Technology -Gene Shuffling Technology and EBC's RACHITT Technology" and " - High-Throughput-Screening" for a discussion of our recent progress in RACHITT and HTS technologies.

     Significant technical progress was also made in the DOE sponsored gasoline desulfurization program. For the first time, EBC established a definitive role for the DSZ desulfurization genes in gasoline BDS. In addition, EBC's efforts led to the isolation of a number of novel bacterial strains capable of utilizing gasoline as a sulfur source. These isolates are ideal for further evaluation as candidates for a valuable source of gasoline desulfurization genes. While most of the work in 1999 was focused on biocatalyst development, key advancements were made in supporting areas such as assay/screen development. EBC also developed methods to incorporate gasoline into growth media, thereby facilitating the screening of large numbers of isolates, and methods to accurately monitor biodesulfurization of gasoline.

PROCESS AND PRODUCT DEVELOPMENT

     EBC has historically allocated significant resources to the development of its process technology, leading to preliminary designs for BDS units that encompass on-site fermentors, bioreactors, separations equipment and co-product recovery units. In 1997 and 1998, EBC substantially improved the efficiency of the BDS reactor and separations systems and reduced the overall capital and operating costs. In 1999, EBC continued to pursue additional improvements in efficiency and cost reduction through process engineering efforts, albeit at lower staffing levels, and shifted from laboratory-based research to process modeling, costing and optimization using commercial engineering software packages. Laboratory efforts in process development were re-focused in two narrow areas: (i) bioreactor design; and (ii) chemical co-product recovery from process water.

     In parallel, the organosulfur chemical product was produced in kilogram quantities from Petro Star diesel for testing by several chemical companies under joint development and secrecy agreements. The chemical co-product was recovered by ion-exchange, but the projected costs of ion-exchange on a commercial scale lead EBC to examine a variety of alternatives. Ultimately, a novel liquid extraction process was developed and tested in bench-scale pilot units. Development of a cost-effective product recovery operation was a key step forward in process development.

     In the product development area, a series of prototype detergents was prepared at EBC by reaction of the organosulfur product with olefins. These detergents were prepared as part of a joint development agreement with a large chemical company, and were tested extensively in their laboratories. Detergents prepared from EBC's BDS organosulfur co-product display favorable basic physical properties and performance in applications. For example, the EBC products displayed high effectiveness at significantly lower dose levels than linear alkylbenzene sulfonates in detergent formulations.

PRODUCTION OF THE BIOCATALYST

     Large-scale growth and production, or fermentation, of biocatalysts is essential to the commercialization of the BDS technology. EBC's efforts in developing alternative microbial hosts have been directed toward selection of hosts that can be produced more rapidly and at lower cost. EBC believes that this fermentation will not be substantially different from the many antibiotic and enzyme fermentations routinely commercialized by other biotechnology companies. EBC currently conducts small- and intermediate-scale (300 liter) fermentations at its laboratory facilities. These facilities are sufficient to supply laboratory and preliminary pilot plant needs for the biocatalyst. See "--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology" and "--Risk Factors--Manufacture of Biocatalyst."

SCIENTIFIC ADVISORY BOARD

     EBC has retained a group of distinguished research scientists and engineers to provide advice on matters relating to its research, development and business activities. The Scientific Advisory Board, composed of five members, meets with EBC's scientists and management and is regularly available for consultation. Scientific advisors are compensated for expenses and all advisors have been granted options to acquire Common Stock. The members of the Scientific Advisory Board are as follows:

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

     HERBERT L. HEYNEKER, PH.D., FOUNDER AND CHIEF TECHNICAL OFFICER, EOS BIOTECHNOLOGY, INC. Dr. Heyneker is an authority in microbial expression of human proteins, including insulin, growth hormone and tPA; protein engineering; and expression systems for industrial microorganisms. Dr. Heyneker serves as a director of Genpharm International, Inc. and Introgene, B.V., and as chairman of the Scientific Advisory Board of Pharming, B.V. He also serves as a scientific advisor for Genencor International, Inc., Genomyx Corp., ProtoGene Laboratories, Inc., and MaxyGen, Inc. He earned his Ph.D. from the University of Leiden, The Netherlands, and completed his post-doctoral fellowship at the University of California-San Francisco Medical School.

     CHARLES F. KULPA, JR., PH.D., PROFESSOR OF BIOLOGICAL SCIENCES, UNIVERSITY OF NOTRE DAME. Dr. Kulpa is a recognized expert in the fields of microbiology, bioremediation and biochemistry. His laboratory research work is concentrated in the areas of environmental and applied microbiology. Dr. Kulpa has authored or co-authored numerous papers detailing his research in microbiological and biochemistry processes. Active in many scientific organizations, Dr. Kulpa has served as President of the Indiana Branch of the American Society for Microbiology and currently is a director of the Southern Great Lakes Region, Society of Industrial Microbiology. He received his B.S., M.S. and Ph.D. in Microbiology from the University of Michigan.

     JAMES R. SWARTZ, PH.D., PROFESSOR OF CHEMICAL ENGINEERING, STANFORD UNIVERSITY. James Swartz is a member of the National Academy of Engineering and an expert in fermentation process development and scale-up, expression and folding of proteins, and cell-free protein synthesis. He has authored numerous papers and presentations and he is an inventor on 8 issued and 5 pending U.S. patents. He is a founding fellow of the American Institute of Medical and Biological Engineers and received the James Van Lanen Distinguished Service Award from the ACS Division of Biochemical Technology. He has also served on a National Research Council Committee to evaluate the status and needs of bioprocess engineering in the U.S. Prior to his position at Stanford University, he held several technical and management positions at Genentech. He received his B.S. in Chemical Engineering from South Dakota School of Mines and Technology, and his M.S. and D.Sc. in chemical and biochemical engineering, respectively from the Massachusetts Institute of Technology.

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

ALLIANCES WITH POTENTIAL CUSTOMERS

     TOTALFINA. In July 1994, EBC entered into an agreement with TOTALFINA (Formerly Total Raffinage Distribution S.A.) to collaborate on the application of EBC's BDS process to diesel and other middle distillate fuel streams. EBC and TOTALFINA will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, TOTALFINA has provided EBC with the use of analytical equipment valued at approximately $200,000. The agreement with TOTALFINA provides that upon commercialization, the site license fees will be waived on TOTALFINA's first commercial BDS unit. In addition, TOTALFINA will be entitled to receive a 10 percent discount on future site license and service fees until it has recovered two and one-half times its research costs and expenses for BDS projects under the agreement. EBC expects that its alliance with TOTALFINA will facilitate commercialization of the BDS technology for diesel fuel and EBC's entrance into the European market.

     EBC's alliance agreement with TOTALFINA contemplates an evaluation of pilot plant operations, commencing after EBC's completion of the development of a prototype biocatalyst. To date, the prototype biocatalyst has not been completed. When the BDS processes reach commercial levels for activity and extent, it is expected that TOTALFINA will build and operate, at TOTALFINA's expense, a pilot BDS unit at TOTALFINA's European Center for Research and Technology. TOTALFINA has indicated that it intends to employ its initial BDS units for the "ultra deep" (below 50 ppm) desulfurization of diesel, a range of desulfurization far below current regulatory standards in which BDS is expected to possess greater cost advantages as compared to HDS. Fuels provided by TOTALFINA have been used extensively in research and development activities and pilot testing work for many years. These fuel samples continue to be utilized in EBC's biocatalyst development and process development work.

     KOCH REFINING COMPANY. In December 1993, EBC entered into an alliance with Koch for the development of a biotechnology-based desulfurization system for refinery oil streams. The alliance is expected to accelerate the development of BDS for certain gasoline streams and customize that development for Koch's applications. Under the terms of the alliance, EBC is primarily responsible for improving the performance of the biocatalyst used in the BDS process and developing a commercial BDS system. Koch primarily is responsible for selecting and providing the target gasoline stream as well as testing desulfurized product quality. Koch also will provide engineering support as needed in the development of a BDS unit for Koch's operations. Until commercialization, EBC and Koch will each bear their own costs and expenses incurred in connection with the collaboration. Upon commercialization, Koch will be repaid for direct costs and expenses incurred in assisting BDS development. Repayment will be in the form of a 10 percent rebate on desulfurization processing fees charged to Koch until Koch has been repaid its share of BDS development costs. EBC expects that the development alliance with Koch will facilitate commercialization of EBC's BDS technology for target gasoline streams. Gasoline samples supplied by Koch have been used extensively in gasoline BDS research, and results of the current DOE-funded program in biocatalyst development for gasoline BDS will directly impact the development of commercial gasoline BDS processes.

     TEXACO GROUP, INC. In July 1993, EBC signed an agreement with Texaco Group, Inc. ("Texaco") for the development of a BDS process for crude oil. Under the terms of the alliance, EBC primarily is responsible for improving the performance of the biocatalyst used in the BDS process. Texaco primarily is responsible for field operations, analytical chemistry work, and selecting and providing the target crude oil stream as well as testing desulfurized product quality. Process engineering is conducted jointly by the parties. EBC and Texaco each bear their own costs and expenses incurred in connection with the collaboration. In the event EBC sub-licenses Texaco's intellectual property and proprietary information, licensed by Texaco to EBC, EBC has agreed to pay Texaco an amount equal to 10 percent of the desulfurization processing fee charged to Texaco until such time as EBC has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration. EBC expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology for crude oil applications. Current research with diesel fuels to broaden the range of sulfur compounds treated by BDS is directly applicable in the long-term to development of a crude oil BDS process.

PROSPECTIVE ADDITIONAL CUSTOMER ALLIANCES.

     EBC is also pursuing additional alliances with potential customers, particularly for its organosulfur compounds with companies in the area of industrial chemicals and directed evolution. No assurance can be made that such alliances will be made in a timely manner or at all.

ALLIANCES WITH SUPPLIERS

     KELLOGG, BROWN AND ROOT. In August 1994, EBC signed an agreement with Kellogg to collaborate on the development and commercialization of BDS technology. Under the terms of the collaboration, Kellogg will serve as an engineering consultant to EBC during completion of the BDS development process and will be the exclusive provider of the basic engineering design services required for commercial BDS units. In return for these services, Kellogg will receive a portion of the site license fee generated by the sale of BDS units. The collaboration had a minimum term of at least five years or the completion of 20 BDS units, whichever is longer, and applies to all biorefining technologies EBC develops. During the first phase of the collaboration, Kellogg provided 500 engineering work hours of service at no cost to EBC. Kellogg also agreed to provide an additional 1,500 work hours of service at Kellogg offices at reduced rates. EBC expects that the development alliance with Kellogg will substantially enhance its refinery engineering capabilities and market access.

CUSTOMER AGREEMENT

     In March 1998, EBC entered into a site license agreement with Petro Star regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee which was received upon execution of the agreement and $300,000 additional site license fees payable at various stages during the term of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, EBC issued a four-year warrant entitling Petro Star to purchase 28,571 shares of EBC Common Stock at an exercise price of $21.77 per share. The successful implementation of a commercial BDS unit will be dependent upon the Company's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology). The Petro Star fuel is currently used extensively in the biocatalyst development and screening programs to increase the range of sulfur compounds treated by the bioprocess, and was used to manufacture kilogram quantities of the organosulfur chemical product. See "--Risk Factors--Technological Uncertainty; Risks Associated with Commercialization of BDS Technology."

COMPETITION

     The primary competition for BDS technology is expected to come from licensors of HDS technology and the manufacturers of catalysts used in those units. In most initial diesel fuel applications, BDS will be sold as a complementary process where expanded capacity is desired or a greater degree of desulfurization becomes necessary in connection with an existing HDS unit. Subsequently, BDS may be developed as a stand-alone diesel fuel desulfurization process, competing directly with HDS. In the case of gasoline, where HDS units are not typically used, EBC expects BDS to operate as a stand-alone desulfurization system. EBC intends to compete on the basis of cost effectiveness, ease of integration, effectiveness in removing complex sulfur molecules that are resistant to conventional desulfurization technologies, production of valuable chemical co-products and the ability to process petroleum streams that are difficult for HDS to process.

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

     BDS may face competition from other biotechnology processes. The most significant competitive effort of which EBC is aware is based in Japan at the Petroleum Energy Center ("PEC"), a consortium of Japanese petroleum companies conducting research funded by the Japanese Ministry of International Trade and Industry. EBC is also aware that one or more major oil companies have attempted to develop microbial or biocatalytic desulfurization technologies, although EBC believes that none of these companies has successfully developed any of these technologies to date.

     EBC believes it has developed a unique and significantly different evolution technology in its RACHITT technology. Companies such as Maxygen, Inc., Diversa Corporation and Evotech have alternative evolution technologies. A number of companies are performing high-throughput-screening of molecules. Any products that EBC develops will compete in highly competitive markets. Many of the Company's competitors have significantly greater experience than EBC in their respective fields. In addition, many of the Company's potential competitors have substantially greater financial, technical and marketing resources. There can be no assurance that EBC's competitors will not succeed in developing products or technologies that will render EBC's products or technologies obsolete or noncompetitive.

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

      EBC has an active program in place to maintain and build its intellectual property position. Seven U.S. patents on BDS technology have been issued to IGT and licensed exclusively to EBC, subject to the U.S. government's rights to certain of such patents. Additionally, one U.S. patent has been issued to the Korean Institute of Science & Technology and licensed on a nonexclusive basis to EBC. A U.S. patent claiming the use of BDS in combination with HDS for BDS technology was issued to EBC in 1993. The two-stage process for deep desulfurization covered by this patent involves the use of BDS in conjunction with conventional HDS technology, taking advantage of the significant synergies between the two technologies. EBC was issued three patents during the year ended December 31, 1994 and three patents during the year ended December 31, 1995. The most significant of the three patents issued in 1994 is the "Recombinant DNA Encoding a Desulfurization Biocatalyst" patent, which is a fundamental recombinant DNA patent on the genetic sequences for enzymes that desulfurize petroleum. The remaining two patents issued in 1994 include "A Process for the Desulfurization and the Desalting of Fossil Fuels" and "Microemulsion Process for Direct Biocatalytic Desulfurization of Organosulfur Molecules." The patents issued in 1995 include "Multistage Process for Deep Desulfurization of Fossil Fuels," "Method for Separating a Sulfur Compound from Carbonaceous Materials" and "Continuous Process for Biocatalytic Desulfurization of Sulfur-Bearing Heterocyclic Molecules." In 1996, an additional five U.S. patents were issued to EBC, including continuations in part on the HDS/BDS patent first issued in 1993 and the desalting patent first issued in 1994 as well as two entirely new patents related to oil/water separations technology and a novel process for the reduction of oil viscosity. The technologies to which these patents relate are expected to yield long-term improvement in the economics of biodesulfurization for EBC. In 1997, an additional U.S. patent was issued to EBC relating to a method for removing and separating metals from fossil fuels. In 1998, six additional patents were issued to EBC, including one for demetallization, and oil/water/biocatalyst three phase separation process, and a patent covering a RHODOCOCCUS flavin reductase. In 1999, five U.S. patents were issued to EBC including expression of the desulfurization genes in alternate hosts, and a key patent in preparation of several detergents from the organosulfur co-products of diesel BDS.

     A provisional patent application for EBC's RACHITT technology was filed at the US Patent and Trademark Office (the "PTO") on October 19,1999, and an updated regular application was filed at the PTO on February 29, 2000.

     EBC has filed patent applications in the U.S. and worldwide under the Patent Cooperation Treaty as well as in targeted countries not involved in the treaty such as Venezuela. In total, EBC has rights to 32 U.S. patents (including cell recombinant DNA and fundamental process patents) and 35 foreign patents. In addition, EBC has 13 applications pending in the U.S. patent office, and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst gene. Patents issued to or licensed by EBC begin to expire in the year 2010. See "-Risk Factors-Patents and Proprietary Technologies."

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

     As of December 31, 1999, EBC employed 34 people, 14 of whom hold Ph.D. degrees and 5 of whom hold other advanced degrees. EBC's employees with doctoral degrees represent collective expertise in molecular biology, microbiology, biochemistry, chemistry and chemical and process engineering. EBC believes that its relationship with its employees is good.

GOVERNMENT REGULATION

     Certain of EBC's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, EBC generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of EBC are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Upon commercialization of EBC's BDS technology, EBC's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act ("TSCA") and other applicable state and federal environmental laws and regulations. Although current information is not definitive enough to accurately predict compliance requirements with such laws and regulations, EBC believes that compliance will not materially affect its operations.

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

RISK FACTORS

TECHNOLOGICAL UNCERTAINTY; RISKS ASSOCIATED WITH COMMERCIALIZATION OF BDS TECHNOLOGY

     Since its inception, EBC has engaged primarily in research and development related to its BDS process. EBC's BDS process will require substantial additional research, development and testing in order to determine its commercial viability. EBC has not proven its BDS technology other than to a limited extent in laboratory, bench-scale and pilot plant trials. EBC's ability to make its BDS technology commercially viable will depend in large part on its success in: (i) achieving improvement of its biocatalyst; including the manipulation of the genes responsible for desulfurization activity to increase the reaction rate and specificity (extent) of the biocatalyst; (ii) improving the rate at which sulfur molecules transfer from petroleum to the biocatalyst; (iii) more fully developing the catalyst regeneration process; (iv) developing a bioreactor for use with the BDS process capable of operating at commercial levels of throughput and desulfurization; (v) identifying economically viable processes for commercial-scale sulfur co-product recovery and (vi) marketing its BDS systems effectively. The accomplishment of some or all of these objectives may take longer than anticipated or may never occur. EBC will require additional capital to continue the development and commercialization of its BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize the BDS technology.

HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY

     EBC has incurred net losses since its inception and expects its losses to increase in the foreseeable future as it continues its expenditures for the continued development and commercialization of its biorefining technology. EBC's only derived revenues to date from the use or sale of its biorefining technology has been the initial payment of the Petro Star license of $200,000 in 1998. At December 31, 1999, EBC had an accumulated deficit of approximately $75 million. The time required for EBC to become profitable is uncertain, and there can be no assurance that EBC will achieve profitability on a sustained basis, if at all.

NEED FOR ADDITIONAL FUNDS

     EBC's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue over the foreseeable future. EBC believes that it can conserve its existing capital resources at December 31, 1999 to fund its operations through mid-2001. Accordingly, EBC may seek additional financing through various alternatives that include an equity financing, government funding and alliances with chemical companies and corporate partners to continue development and commercialization of its biorefining technology. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to EBC. EBC's inability to raise funds when needed may require EBC to delay, scale back or eliminate some or all of its research and product development programs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RELIANCE ON ENVIRONMENTAL REGULATION

     Demand for the BDS units and services being developed by EBC is based, in large part, on legislation and regulations in the United States, Europe and Asia that specify stringent environmental quality standards and that impose penalties for noncompliance. The amendments to the federal Clean Air Act required the EPA to develop maximum sulfur content standards for highway diesel fuel and gasoline. In response, the EPA promulgated new regulations regarding the maximum sulfur content of gasoline in 1999 and a new ruling on maximum sulfur content in highway diesel fuel is expected in 2000. New, strict regulations regarding the maximum sulfur content of diesel fuel have been adopted by the European Union. EBC expects that Asian countries will also adopt and enforce additional standards requiring a reduction in the sulfur content of petroleum products. Any reduction of severity in current regulations, lax enforcement of current regulations, delay in implementation and enforcement of planned regulations, or reduction of severity in planned or anticipated regulations worldwide may delay or decrease the worldwide demand for the Company's BDS process.

PATENTS AND PROPRIETARY TECHNOLOGIES

     The Company's success is heavily dependent upon its proprietary BDS and other technologies. In total, EBC has rights to 32 U.S. and 35 foreign patents. In addition, EBC has 13 patent applications pending in the U.S. patent office and more than 70 foreign patent applications pending to cover BDS process technology and the molecular cloning of the biocatalyst genes. There can be no assurance concerning the scope, validity or value of such patents, patent applications or related intellectual property rights. Furthermore, there can be no assurance that the steps taken by EBC to protect its proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties, particularly where third parties may independently develop similar technologies, duplicate any of the Company's technologies or design around any proprietary technologies owned by EBC. Any such misappropriation could have a material adverse effect on EBC. Although EBC does not believe any of its proprietary technologies infringe the patent or other proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against EBC in the future or that any such claims will not require EBC to enter into license arrangements or result in litigation. In the event that EBC may be required to obtain licenses to patents or other proprietary rights of third parties, there can be no assurance that any required licenses would be made available to EBC on terms acceptable to EBC, or at all. If EBC does not obtain such licenses, it could encounter delays in commercializing its BDS technology while it attempts to design around such patents or could find that the commercialization of its BDS technology could be foreclosed. In addition, to the extent that EBC seeks to protect its proprietary technologies overseas, there can be no assurance that steps taken by EBC to protect its proprietary technologies will be adequate under the laws of certain foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     EBC relies on secrecy to protect its proprietary technologies in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. EBC has entered into confidentiality agreements with its employees, licensors and certain of its collaborators and consultants. There can be no assurance that such obligations of confidentiality will be honored, that other parties will not otherwise gain access to the Company's trade secrets or that EBC can effectively protect its rights to its unpatented trade secrets. See " - Patents and Proprietary Technology."

DEPENDENCE ON COLLABORATORS

     EBC has been dependent on collaborative relationships for development of certain key components of the BDS process, and the Company's commercialization strategy contemplates continued dependence on collaborative relationships. EBC has signed an agreement with Kellogg to provide the basic engineering designs necessary for BDS implementation at customer sites. EBC also has entered into an alliance with TOTALFINA relating to the application of the BDS process to diesel fuel, an alliance with Koch to develop the BDS process for certain gasoline products, and an alliance with Texaco to develop a process for desulfurizing high-sulfur crude oil. Each alliance partner is currently providing technical assistance during the development of the BDS process. Collaborative arrangements involve risks that the participating partners may disagree on business decisions and strategies, which may result in delays, additional costs or litigation. The inability of EBC to successfully maintain existing collaborative relationships or enter into new collaborative relationships could have a material adverse effect on EBC. See "- Alliances."

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

GOVERNMENT REGULATION

     Certain of the Company's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, EBC generates small quantities of solid and hazardous wastes that are subject to regulation under the RCRA and various other federal and state regulations. The research and development activities of EBC are also subject to the OSHA and similar state laws and regulations. Upon commercialization of the Company's technology, EBC's operations will be subject to the full scope of environmental and employee health and safety regulations including not only RCRA and OSHA, but also the Clean Air Act, the Federal Water Pollution Control Act, the TSCA and other applicable state and federal environmental laws and regulations. In addition, commercialization of the BDS technology outside the United States will require compliance with the regulations of foreign countries. Failure to comply with applicable regulations could have an adverse effect on EBC. See "-Government Regulation."

COMPETITION

     EBC expects to encounter competition from suppliers of existing desulfurization technology in the marketing of the Company's BDS units. These companies have well-established relationships in the refining industry and have substantially greater financial, technical and human resources than EBC. In addition, new desulfurization technologies could be developed that are competitive with or superior to BDS technology. See "-Competition."

DILUTIVE EFFECT OF DIVIDENDS ON PREFERRED STOCK; DEFICIENCY IN FIXED CHARGES AND PREFERRED STOCK DIVIDEND COVERAGE

     EBC may pay dividends on its Preferred Stock in cash or a combination of Common Stock and cash in its discretion. Dividends will be payable on the Preferred Stock only when, as and if declared by the Company's Board of Directors as permitted under Delaware Law. EBC has incurred net losses since inception and expects its losses to increase in the foreseeable future. Dividends on the Preferred Stock may be paid only out of capital surplus (within the meaning of the Delaware General Corporation Law) or net profits of EBC for the fiscal year in which the dividend is declared and the preceding fiscal year. Unpaid dividends do not earn interest.

NASDAQ LISTING REQUIREMENTS

     Although the Company's Common Stock meets the current listing requirements of, and are presently included in, the Nasdaq Stock Market, EBC will have to maintain certain minimum financial requirements for continued inclusion on Nasdaq. If EBC is unable to satisfy Nasdaq's maintenance requirements, the Company's Common Stock may be delisted from Nasdaq. In such event, trading if any, in the Common Stock would thereafter be conducted in the over-the-counter markets and so-called "pink sheets" of the NASD's "Over the Counter Bulletin Board." Consequently, the liquidity of the Company's Common Stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of EBC, and lower prices for the Company's Common Stock than might otherwise be attained.

ITEM 2. PROPERTIES

FACILITIES

     The Company's corporate offices and laboratories are situated in a 25,000 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas. Pursuant to the lease, monthly payments of $33,678 are required for base rent. The lease for this facility expires in 2003. Approximately 20,500 square feet of this space is devoted to research and development. The facility includes two laboratories designed for molecular biology/microbiology/microbial physiology, a process engineering laboratory, a biochemistry laboratory, a media preparation laboratory, and an analytical laboratory which provides all the routine sulfur and hydrocarbon analyses for the operation, a fermentation laboratory, microbiology laboratory and accelerated development program laboratories.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings required to be reported in response to this item.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock (symbol: ENBC) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarter in the two years ended December 31, 1999 as reported on the Nasdaq National Market:

YEAR ENDED DECEMBER 31, 1999                                                        HIGH               LOW
                                                                                 ----------          -------
First Quarter............................................................          $4.63             $  0.38
Second Quarter...........................................................           6.50                1.25
Third Quarter............................................................           4.75                1.81
Fourth Quarter...........................................................           4.63                2.00


YEAR ENDED DECEMBER 31, 1998                                                        HIGH               LOW
                                                                                 ----------          -------
First Quarter............................................................         $25.81             $ 14.00
Second Quarter...........................................................          18.81               10.50
Third Quarter............................................................          14.88                3.28
Fourth Quarter...........................................................           9.41                1.69

     As of March 20, 2000, 6,732,794 shares of common stock were outstanding and EBC had approximately 157 shareholders of record.

DIVIDENDS

     EBC has never paid cash dividends on its common stock. EBC currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. For a discussion of dividends paid or payable on the Series B Redeemable Convertible Preferred Stock, see "Item 1. Business - Risk Factors - Dilutive Effect of Dividends on Preferred Stock; Deficiency in Fixed Charges and Preferred Stock Dividend Coverage."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1999 and with respect to the Company's balance sheets as of December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the audited financial statements of EBC. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report.

                                                                    YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                   1995           1996          1997          1998            1999
                                                   ----           ----          ----          ----            ----
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
 Revenues:
      Sponsored research revenues......      $    1,567     $    1,778    $    1,652    $      689      $    1,415
      Interest and investment income...           1,401            807           650           360             214
                                             ----------     ----------    ----------    ----------      ----------
          Total revenues...............           2,968          2,585         2,302         1,049           1,629
Costs and Expenses:
      Research and development.........           7,338          9,210         9,087         7,706           4,848
      General and administrative.......           2,877          2,608         2,754         2,188           1,906
                                             ----------     ----------    ----------    ----------      ----------
          Total costs and expenses.....          10,215     $   11,818    $   11,841        $9,894      $    6,754
                                             ----------     ----------    ----------    ----------      ----------
Loss on disposal of fixed assets.......              --             --            --            --             140
                                             ----------     ----------    ----------    ----------      ----------
Net loss...............................      $   (7,247)    $   (9,233)   $   (9,539)      $(8,845)     $   (5,265)
                                             ==========     ==========    ==========    ==========      ==========
Net loss per common share - basic and
      diluted..........................      $    (6.65)    $    (7.29)   $    (7.64)   $    (5.20)     $    (1.78)
                                             ==========     ==========    ==========    ==========      ==========
Shares used in computing net loss
      per common share - basic and
      diluted..........................       1,461,085      1,606,861     1,681,351     1,875,414       4,635,930
                                             ==========     ==========    ==========    ==========      ==========

     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994 and the Series B Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

                                                                           DECEMBER 31,
                                                                           ------------
                                                    1995            1996         1997             1998            1999
                                                  ---------------------------------------------------------------------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................       $  6,172        $  3,106       $  9,661        $  2,795        $  2,510
Working capital..........................         15,084           8,770         10,102           2,488           5,591
Total assets.............................         23,809          13,711         14,965           6,127           8,064
Accumulated deficit......................        (31,321)        (42,713)       (55,204)        (67,200)        (75,079)
Total stockholders' equity...............         21,577          12,715         13,698           5,306           7,557

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     EBC has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. EBC has a cumulative loss since inception of approximately $75 million and believes that it can conserve its existing financial resources to fund operations through mid-2001. As of March 20, 2000, EBC had approximately $5 million in cash and approximately $800,000 in liabilities.

     Effective March 30, 1999, EBC implemented a restructuring which included an employee headcount reduction of approximately 38 percent leaving approximately 34 employees. EBC retained certain key technical and administrative personnel.

RESULTS OF OPERATIONS

     EBC had total revenues for the years ended December 31, 1997, 1998 and 1999 of, $2,302,225, $1,048,791 and $1,628,635, respectively. Sponsored research revenues decreased by $962,894 from 1997 to 1998 primarily as a result of the decreased revenues recognized from the National Institute of Standards and Technology grant and The Carbide/Graphite Group, Inc. agreement offset in part by increased revenues from the DOE grant and the site license fee from Petro Star. Interest and investment income decreased by $290,540 in 1998 as a result of a decrease in cash and cash equivalents and related investments in marketable securities. Sponsored research revenues increased by $726,295 from 1998 to 1999 resulting from an increased funding from the DOE grant. Interest and investment income decreased by $146,451 in 1999 as a result of a decrease in cash and cash equivalents and related investments in marketable securities in the first half of the year and recognition of a loss on the disposal of furniture and equipment.

     EBC had research and development expenses for the years ended December 31, 1997, 1998 and 1999 of $9,087,149, $7,706,490 and $4,847,641, respectively. The decrease of $1,380,659 from 1997 to 1998 is a result of a reduction in research and development personnel at the end of the first quarter of 1998 and the cessation of the pilot plant operating expenses at the end of the second quarter of 1998, offset in part by a charge to research and development in the first quarter of 1998 for warrants issued to Petro Star in the amount of $404,500. The decrease from 1998 to 1999 of $2,858,849 is primarily a result of a reduction in workforce at the end of the first quarter of 1999 and a decrease in the use of consultants and outside services.

     EBC had general and administrative expenses for the years ended December 31, 1997, 1998 and 1999 of $2,754,137, $2,187,668 and $1,905,815, respectively.
The decrease of $566,469 from 1997 to 1998 reflects the reduction of the general and administrative personnel at the end of the first quarter of 1998. The decrease of $281,853 from 1998 to 1999 resulted from a decrease in insurance costs, cost of consultants, recruiting expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in December 1989, EBC has devoted substantially all of its resources to research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. EBC has incurred cumulative losses since inception and, assuming EBC obtains additional financing, expects to incur continued losses for at least the next several years, due primarily to continued research and development activities and acceleration of the development of its biocatalyst, fermentation and bioreactor programs; organosulfur compounds; and directed evolution technology. EBC expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1999, the Company's accumulated deficit was approximately $75 million.

     The Company completed a private placement of its common stock during June 1999. The Company offered and sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for every five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40.
Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO Capital Markets, Inc. ("SAMCO"), in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,147,358, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years (and with respect to the warrants issued to the placement agent five years); and an expected volatility at an average weight of 125 percent.

     For the year ended December 31, 1999, EBC used $3,917,293 of funds in operating activities. At December 31, 1999, EBC had cash, cash equivalents and short term investments totaling $5,955,473 and working capital of $5,591,337.

     EBC expects to incur substantial additional research and development expenses, including expenses associated with biocatalyst, fermentation and bioreactor development; organosulfur compounds; and directed evolution technology. EBC is subject to cost sharing arrangements under various collaborative agreements, as discussed below. EBC also expects its general and administrative expenses to decrease slightly as it reduces its marketing, sales and other personnel to conserve its resources for the development of the Company's proprietary BDS technology.

     Recently, EBC has discovered that its proprietary biocatalytic technology may also provide an economic basis for production of a broad family of industrial organosulfur chemicals with potential uses in detergent, surfactant, polymer and adhesive markets. In 1999, the organosulfur product was prepared on a multi-kilogram scale in pilot units at EBC's Woodlands facility, and prototype surfactant products were prepared for testing. Joint development and testing agreements were executed with major chemical companies for detailed evaluation of these products in specific commercial applications, and EBC is pursuing a strategic business alliances for commercialization of this technology.

     In 1999, a program was implemented to rapidly screen mutant strains for improved performance, and a proprietary directed evolution platform with gene shuffling was conceived, designed and implemented to increase the diversity of strains that are tested. EBC believes that this strategy will greatly accelerate the development of the BDS commercial biocatalyst. EBC also believes that many applications exist for its technology in gene-shuffling and bioprocessing.

     In March 1998, EBC entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee upon execution of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, EBC issued a four-year warrant entitling Petro Star to purchase 28,571 shares of EBC Common Stock at an exercise price of $21.77 per share. The warrant was recorded as research and development expense at an estimated fair value of $404,500, which was computed using the Black-Scholes option pricing model. The successful implementation of a commercial BDS unit will be dependent upon EBC's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology).

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

     In July 1994, EBC entered into an Agreement with TOTALFINA to collaborate on the application of the Company's biodesulfurization process to diesel fuel streams. When the BDS processes reach commercial levels for activity and extent, it is anticipated that TOTALFINA will build and operate at TOTALFINA's expense a pilot BDS unit at TOTALFINA's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, TOTALFINA plans to build the first commercial BDS unit at one of its refineries.

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

     In July 1993, EBC entered into a research collaboration agreement with Texaco to facilitate the development of the Company's BDS technology in crude oil. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be primarily responsible for field operations and analytical chemistry work with respect to the application of the Company's BDS technology to crude oil. EBC and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. EBC expects that the development alliance with Texaco will facilitate commercialization of the Company's BDS technology.

     On March 27, 1998 EBC elected to terminate its agreement with Baker-Petrolite as of March 27, 1999. EBC believes this will provide the greatest future benefits, including competitive bidding by potential service alliance partners, while maintaining a cost as low or lower than that provided by continuing the agreement.

     EBC has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. EBC will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. EBC will need to raise substantial additional capital to fund its future operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

     To satisfy its capital requirements, EBC may seek additional financing through an equity financing, government funding and through alliances with chemical companies and corporate partners. There can be no assurance that any such funding will be available to EBC on favorable terms or at all. If adequate funds are not available when needed, EBC may be required to delay, scale back or eliminate some or all of its research and product development programs. If EBC is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common stock.

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

     The Company has not experienced any significant failures related to Year 2000 issues. The amounts charged to expense during 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have been negligible and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item as to the directors and executive officers of EBC is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the

Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item as to the management of EBC is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item as to the ownership by management and others of securities of EBC is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item as to certain business relationships and transactions with management and other related parties of EBC is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as a Part of this Report

1.   FINANCIAL STATEMENTS:

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants.............................................            F-1
Balance Sheets as of December 31, 1998 and 1999......................................            F-2
Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999........            F-3
Statements of Stockholders' Equity for the Period from December 31, 1996 to
   December 31, 1999.................................................................            F-4
Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999........            F-5
Notes to Financial Statements........................................................            F-6

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

        10.4 Collaboration Agreement, dated March 5, 1992, between EBC and Petrolite Corporation (incorporated by reference to the similarly numbered exhibit to EBC's Registration
                      Statement on Form S-1 (No. 33-56718)).

        10.5          Lease Agreement, dated January 24, 1994, between The
                      Woodlands Corporation and EBC (incorporated by reference to Exhibit 10.6 to EBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

        10.6          Registration Agreement, dated January 30, 1992, among EBC,
                      The Travelers Indemnity Company and Gryphon Ventures II,
                      Limited Partnership (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-56718)).

        10.7 Registration Agreement, dated April 29, 1991, between EBC and Gryphon Ventures II, Limited Partnership (incorporated by reference to the similarly numbered exhibit to EBC's
                      Registration Statement on Form S-1 (No. 33-56718)).

        10.8  **      Energy BioSystems Corporation 1992 Stock Compensation
                      Plan (incorporated by reference to Exhibit 10.10 to EBC's
                      Registration Statement on Form S-1 (No.
                      33-56718)).

        10.9  **      Employment Agreement, dated January 31, 1996, between EBC
                      and Daniel J. Monticello (incorporated by reference to
                      Exhibit 10.10 to EBC's Annual Report on Form 10-K for the
                      year ended December 31, 1997).

        10.10 **      Employment Agreement, dated July 18, 1995, between EBC and
                      Paul G. Brown, III (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No. 33-96096)).

        10.11 **      Simplified Employee Pension Plan Retirement Plan
                      Adoption Agreement (incorporated by reference to Exhibit
                      10.15 to EBC's Registration Statement on Form S-1 (No.
                      33-56718)).

        10.12 **      Energy BioSystems Corporation Non-Employee Director Option
                      Plan (incorporated by reference to the similarly numbered exhibit to EBC's Registration Statement on Form S-1 (No.
                      33-96096)).

        10.13         First Amendment to Collaboration Agreement, dated July 1,
                      1992, between EBC and Petrolite Corporation (incorporated by reference to the Exhibit 10.16 to EBC's Registration
                      Statement on Form S-1 (No. 33-56718)).

        10.14 Research Collaboration Agreement, dated July 8, 1993, between EBC and Texaco, Inc. (incorporated by reference to Exhibit 99.1 to EBC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

        10.15         Extension and Assignment of Research Collaboration
                      Agreement, dated June 23, 1995,


                      between EBC and Texaco Inc. (incorporated by reference to the similarly numbered exhibits to EBC's Registration
                      Statement on Form S-1 (No. 3-96096)).

        10.16         Second Amendment to Collaboration Agreement, dated October
                      18, 1993, between EBC and Petrolite Corporation
                      (incorporated by reference to Exhibit 99.1 to EBC's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1993).

        10.17         Lease Agreement, dated May 24, 1993, between EBC and The
                      Woodlands Corporation

                      (incorporated by reference to Exhibit 99.2 to EBC's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1993).

        10.18         Second Amendment to License and Technology Assistance
                      Agreement, dated September 23, 1993, between EBC and IGT
                      (incorporated by reference to Exhibit 10.21 to EBC's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993).

        10.19         Letter Agreement dated February 10, 1994, between The M.
                      W. Kellogg Company and EBC (incorporated by reference to
                      Exhibit 10.22 to EBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

        10.20         Letter Agreement for Accelerated Development Program dated
                      December 8, 1993, between EBC and Koch Refining Company
                      (incorporated by reference to Exhibit 10.23 to EBC's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993).

        10.21 Collaboration Agreement dated July 7, 1994, between EBC and Total Raffinage Distribution S.A. (incorporated by reference to Exhibit 99.1 to EBC's Quarterly Report on
                      Form 10-Q for the second quarter ended June 30, 1994).

        10.22         Extension and Assignment of Research Collaboration
                      Agreement, dated July 3, 1996, between EBC and Texaco
                      Group, Inc. (incorporated by reference to Exhibit 10.1 to
                      EBC's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1996).

        10.23 Third Amendment and Addendum to Collaboration Agreement, dated August 24, 1995, between EBC and Petrolite
                      Corporation (incorporated by reference to Exhibit 10.36 to EBC's Annual Report on Form 10-K for the year ended
                      December 31, 1996).

        10.24 Fourth Amendment and Addendum to Collaboration Agreement, dated October 25, 1996, between EBC and Petrolite
                      Corporation, as modified by Letter Agreement dated
                      December 30, 1996 (incorporated by reference to Exhibit
                      10.37 to EBC's Annual Report on Form 10-K for the year ended December 31, 1996).

        10.25** Employment Agreement, dated December 4, 1998, between EBC and Peter P. Policastro.

        10.26         Extension, Modification and Ratification of Lease , dated
                      March 23, 1998, between EBC and Woodlands Office
                      Equities-'95 Limited.

        *11.1         Computation of earnings per share.

        *23.1         Consent of Arthur Andersen LLP.

        *27.1         Financial Data Schedule.


---------------------
*        Filed herewith
**       Management contract or compensatory plan.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EBC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   ENERGY BIOSYSTEMS CORPORATION

                                   By:    /s/ Peter P. Policastro
                                       -------------------------------------
                                             Peter P. Policastro
                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

DATED the 29th day of March, 2000.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EBC AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      NAME                                         TITLE                            DATE
                      ----                                         -----                            ----
            /s/ Peter P. Policastro                Chief Executive Officer and President       March 29, 2000
----------------------------------------------
              Peter P. Policastro

             /s/ Paul G. Brown III                 Chief Financial Officer and Vice            March 29, 2000
----------------------------------------------       President-Finance and
              Paul G. Brown, III                     Administration (Principal
                                                     financial and accounting officer)

             /s/ William E. Nasser                 Chairman of the Board                       March 28, 2000
----------------------------------------------
               William E. Nasser

           /s/ Daniel J. Monticello                Vice President-Science and                  March 29, 2000
----------------------------------------------        Technology, and Director
          Daniel J. Monticello, Ph.D.

             /s/ R. James Comeaux                  Director                                    March 28, 2000
----------------------------------------------
               R. James Comeaux

             /s/ Edward B. Lurier                  Director                                    March 28, 2000
----------------------------------------------
               Edward B. Lurier

            /s/ Thomas E. Messmore                 Director                                    March 28, 2000
----------------------------------------------
              Thomas E. Messmore

                /s/ Ramon Lopez                    Director                                    March 28, 2000
----------------------------------------------
                  Ramon Lopez

              /s/ John S. Patton                   Director                                    March 28, 2000
----------------------------------------------
                John S. Patton

             /s/ William D. Young
----------------------------------------------
               William D. Young                    Director                                    March 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Energy BioSystems Corporation:

     We have audited the accompanying balance sheets of Energy BioSystems Corporation ("the Company") (a Delaware corporation), as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy BioSystems Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 2, 2000

                          ENERGY BIOSYSTEMS CORPORATION

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                          ------------------
                                                                                      1998                  1999
                                                                                 -------------         -------------
                                ASSETS

Current assets:
   Cash and cash equivalents.........................................              $2,795,429            $2,510,274
   Short term investments............................................                      --             3,445,199
   Prepaid expenses and other current assets.........................                 512,487               143,014
                                                                                 =============         =============
        Total current assets.........................................               3,307,916             6,098,487
                                                                                 =============         =============

Furniture, equipment and leasehold improvements, net.................               1,675,992               926,684
Intangible and other assets, net.....................................               1,142,837             1,038,927
                                                                                 -------------         -------------
        Total assets.................................................              $6,126,745            $8,064,098
                                                                                 -------------         -------------

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.........................                 $513,673              $327,150
   Deferred revenue..................................................                 180,000               180,000
   Note payable......................................................                 126,613                    --
                                                                                 =============         =============
        Total current liabilities....................................                 820,286               507,150
                                                                                 -------------         -------------

Commitments and Contingencies

Stockholders' equity:
   Series B convertible preferred stock $0.01 par value (liquidation value
         $35,105,000, 760,000 shares authorized,
        696,400 and 519,400 shares issued and outstanding,
        respectively)................................................              33,955,166            28,100,250
   Common stock, $0.01 par value (30,000,000 shares
        authorized, 2,179,142 and 6,572,135 shares
        issued and outstanding, respectively)........................                  21,791                65,721
   Additional paid-in capital........................................              38,529,097            54,470,252
   Accumulated deficit...............................................             (67,199,595)          (75,079,275)
                                                                                 =============         =============
        Total stockholders' equity...................................               5,306,459             7,556,948
                                                                                 -------------         -------------
        Total liabilities and stockholders' equity...................              $6,126,745            $8,064,098
                                                                                 =============         =============

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                    1997                1998                1999
                                                                ------------        ------------        ------------
 Revenues:
   Sponsored research revenues......................            $ 1,651,776         $   688,882         $ 1,415,177
   Interest and investment income...................                650,449             359,909             213,458
                                                                ============        ============        ============
        Total revenues..............................              2,302,225           1,048,791           1,628,635
                                                                ============        ============        ============

Cost and expenses:
   Research and development.........................              9,087,149           7,706,490           4,847,641
   General and administrative.......................              2,754,137           2,187,668           1,905,815
                                                                ============        ============        ============

        Total costs and expenses....................             11,841,286           9,894,158           6,753,456
                                                                ------------        ------------        ------------

Loss on disposal of fixed assets....................                     --                  --             139,641
                                                                ------------        ------------        ------------
Net loss............................................            $(9,539,061)        $(8,845,367)        $(5,264,462)
                                                                ============        ============        ============

  Net loss per common share - basic and diluted.....                 $(7.64)             $(5.20)        $     (1.78)
                                                                ============        ============        ============

  Shares used in computing net loss per common
  share - basic and diluted.........................              1,681,351           1,875,414           4,635,930

   The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK               COMMON STOCK        ADDITIONAL
                                      ---------------               ------------         PAID-IN      ACCUMULATED
                                    SHARES       AMOUNT          SHARES       AMOUNT      CAPITAL        DEFICIT         TOTAL
                                    ------       ------          ------       ------      -------        -------         -----
BALANCE AT DECEMBER 31, 1996        480,000   $ 23,295,585      1,642,447   $  16,424   $32,116,766   $(42,713,302)   $ 12,715,473
Exercise of stock options in
   1997                                  --             --         38,663         387       350,576             --         350,963
Issuance of Series B Preferred
   Stock                            224,100     10,171,120             --          --            --             --      10,171,120
Exchange of Series A Preferred
   Stock for Series B Preferred
   Stock                           (478,000)   (22,853,138)            --          --            --             --     (22,853,138)
Issuance of Series B Preferred
   Stock for Series A Preferred
   Stock                            478,000     22,853,138             --          --            --             --       22,853,138
Issuance of Common Stock in
   exchange for Series A
   Preferred Stock                   (2,000)       (99,526)         1,797          18        99,508             --              --
Dividends on Series A Preferred
   Stock paid in Common Stock            --       (691,575)        14,074         141       691,387             --             (47)
Accretion and dividends on
   Series A Preferred Stock              --        360,604             --          --       (67,904)      (292,700)             --
Dividends on Series B Preferred
   Stock paid in Common Stock            --     (2,132,629)        53,223         532     2,131,872             --            (225)
Accretion and dividends on
   Series B Preferred Stock              --      2,949,801             --          --      (290,599)    (2,659,202)             --
Net loss                                 --             --             --          --            --     (9,539,061)     (9,539,061)
                                  ---------   ------------   ------------   ---------   -----------   ------------    ------------
BALANCE AT DECEMBER 31, 1997        702,100     33,853,380      1,750,204      17,502    35,031,606    (55,204,265)     13,698,223
Exercise of stock options in             --             --          4,286          43        42,557             --          42,600
   1998
Warrants issued                          --             --             --          --       404,500             --         404,500
Dividends on Series B Preferred
   Stock paid in Common Stock            --     (3,144,825)       417,203       4,172     3,140,601             --             (52)
Accretion and dividends on
   Series B Preferred Stock              --      3,531,611             --          --      (381,648)    (3,149,963)             --
Conversion of Series B Preferred
   Stock to Common Stock             (5,700)      (285,000)         5,615          56       284,944             --              --
Fractional shares paid in cash
   at one-for-seven reverse split        --             --            (54)         (1)         (195)            --            (196)
Stock issued to consultant ..            --             --          1,888          19         6,732             --           6,751
Net loss                                 --             --             --          --            --     (8,845,367)     (8,845,367)
                                  ---------   ------------   ------------   ---------   -----------   ------------    ------------
BALANCE AT DECEMBER 31, 1998        696,400     33,955,166      2,179,142      21,791    38,529,097    (67,199,595)      5,306,459
Accretion and dividends on
   Series B Preferred Stock .            --      2,995,084             --          --      (379,866)    (2,615,218)             --
Conversion of Series B Preferred
   Stock to Common Stock           (177,000)    (8,850,000)       174,379       1,744     8,848,256             --              --
Stock issued to consultant ..            --             --          1,549          16         5,984             --           6,000
Issuance of  Common Stock and
   warrants                              --             --      4,214,820      42,148     7,461,415             --       7,503,563
Exercise of Common Stock
   warrants                              --             --          2,245          22         5,366             --           5,388
Net loss                                 --             --             --          --            --     (5,264,462)     (5,264,462)
                                  ---------   ------------   ------------   ---------   -----------   ------------    ------------
BALANCE AT DECEMBER 31, 1999        519,400   $ 28,100,250      6,572,135   $  65,721   $54,470,252   $(75,079,275)   $  7,556,948
                                  =========   ============   ============   =========   ===========   ============    ============

The accompanying notes are an integral part of these financial statements.

                          ENERGY BIOSYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                  1997              1998              1999
                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                   $ (9,539,061)     $ (8,845,367)     $ (5,264,462)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                              1,255,622         1,243,100         1,015,754
      Issuance of stock for services                                    --             6,751             6,000
      Research and development expense recorded for
        warrant issuance                                                --           404,500                --
      Net loss on disposal of  fixed assets                             --            33,855           139,641
   Changes in assets and liabilities:                                   --
      Decrease (increase) in prepaid expenses and
        other current assets                                       (27,373)          501,385           369,472
      Decrease in notes receivable                                   6,683                --                --
      Increase (decrease) in accounts payable and
        accrued liabilities                                        327,091          (351,001)         (186,523)
      Decrease in deferred revenue                                 (13,500)               --                --
                                                               -----------      ------------      ------------
        Net cash used in operating activities                   (7,990,538)       (7,006,777)       (3,920,118)
                                                               -----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (682,017)         (208,691)         (152,157)
   Patent expenditures                                            (231,736)         (290,496)         (164,282)
   Sale of fixed assets                                                 --                --            14,263
   Sale (purchase) of investments held to maturity               5,198,305           693,279        (3,445,199)
                                                               -----------      ------------      ------------
      Net cash provided by (used in ) investing activities       4,284,552           194,092        (3,747,375)
                                                               -----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                       (252,443)          (91,993)         (126,613)
   Payments on capital lease obligations                            (8,076)           (3,556)               --
   Proceeds from Series B Preferred Stock, net                  10,171,120                --                --
   Proceeds from exercise of stock options and warrants            350,691            42,353             5,388
   Issuance of common stock and warrants                                --                --         7,503,563
                                                               -----------      ------------      ------------
      Net cash provided by (used in) financing activities       10,261,292           (53,196)        7,382,338
                                                               -----------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,555,306        (6,865,881)         (285,155)
                                                               -----------      ------------      ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,106,004         9,661,310         2,795,429
                                                               -----------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 9,661,310       $ 2,795,429      $  2,510,274
                                                               ===========      ============      ============

SUPPLEMENTAL INFORMATION OF NONCASH FINANCING
ACTIVITIES:
   Outstanding note payable for prepaid insurance              $   218,606      $    126,613      $         --
                                                               ===========      ============      ============

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                          ENERGY BIOSYSTEMS CORPORATION

1.   DESCRIPTION OF THE COMPANY

     Energy BioSystems Corporation ("EBC") was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. EBC is a biotechnology company that is applying state-of-the-art directed evolution techniques to accelerate development and commercialization of biocatalyst-based processes for petroleum refining and petrochemicals production. EBC's primary focus to date has been development of biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes in bacteria to remove sulfur from petroleum. Removal of sulfur is one of the most costly issues facing the petroleum industry and is severely limited in viable economic and environmental options. Sulfur removal is desirable because of (i) environmental regulations mandating decreased sulfur in refined products, (ii) an increasing level of sulfur in crude oil processed by refiners and (iii) high construction, operating, and maintenance costs associated with the existence of sulfur in petroleum.

     Recently, EBC has discovered that its proprietary biocatalytic technology may also provide an economic basis for production of a broad family of industrial organosulfur chemicals with potential uses in detergent, surfactant, polymer and adhesive markets. In 1999, the organosulfur product was prepared on a multi-kilogram scale in pilot units at EBC's Woodlands facility, and prototype surfactant products were prepared for testing. Joint development and testing agreements were executed with major chemical companies for detailed evaluation of these products in specific commercial applications, and EBC is a pursuing strategic business alliances for commercialization of this technology.

     In 1999, a program was implemented to rapidly screen mutant strains for improved performance, and a proprietary directed evolution platform with gene shuffling was conceived, designed and implemented to increase the diversity of strains that are tested. EBC believes that this strategy will greatly accelerate the development of the BDS commercial biocatalyst. EBC also believes that many applications exist for its technology in gene-shuffling and bioprocessing.

     EBC has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. During 1999, EBC used $3,917,293 in cash for operating activities. As of December 31, 1999, EBC had $5,955,473 in cash, cash equivalents and short term investments and $507,150 in liabilities. EBC has a cumulative loss since inception of approximately $75 million and expects that it can conserve its existing financial resources to fund operations through mid-2001. EBC may seek additional financing through various alternatives that include: an equity financing, government funding and alliances with chemical companies and corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to EBC. EBC's inability to raise funds when needed may require EBC to delay, scale back or eliminate some or all of its research and product development programs.

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

                          ENERGY BIOSYSTEMS CORPORATION

BDS technology, and there can be no assurance that such capital will be available or that EBC will be able to successfully commercialize its BDS technology.

2.   ACCOUNTING POLICIES

     CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     EBC considers short term investments with original maturities of 90 days or less to be cash equivalents. Debt and equity securities that EBC has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost which approximates fair value. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 1999, short term investments consist entirely of held-to-maturity securities.

     At December 31, 1998 and 1999, EBC held cash and cash equivalents in excess of the federally insured amounts.

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture and equipment consists of office furniture and equipment, computers and laboratory equipment and are carried at cost which approximates fair value. Depreciation is calculated on the straight-line method using a five-year estimated useful life. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the assets, whichever is shorter.

     Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets mainly consist of patent costs, which are primarily legal fees. These costs are being amortized over 15 years. Accumulated amortization at December 31, 1998 and 1999, amounted to $417,104 and $684,997, respectively.

     REVENUE RECOGNITION

     Sponsored research revenue is recognized based on the percentage of total research payments to be received in relation to the total research and development costs to be incurred under the specific research agreements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. EBC is currently in the process of evaluating what impact, if any, SAB 101 will have on its financial position or its results of operations.

     RESEARCH AND DEVELOPMENT

                          ENERGY BIOSYSTEMS CORPORATION

     All research and development costs, both generated internally and from research and development contracts, are expensed as incurred. EBC allocates certain indirect costs to research and development expenses which consist primarily of overhead related to the administration of research and development activities.

     NET LOSS PER COMMON SHARE

     Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock issued in October 1994 and February 1997, respectively, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable years, common stock equivalents were antidilutive and, accordingly, were not included in the computation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses and the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

     3.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment and leasehold improvements is as follows:


                                                                                               DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1998                  1999
                                                                                         ----                  ----
Office furniture and equipment......................................                 $407,976              $344,537
Laboratory equipment................................................                3,938,885             3,846,187
Computer equipment..................................................                  638,071               640,887
Leasehold improvements..............................................                1,734,011             1,734,011
Equipment under capital lease.......................................                   55,203                  -
Automobiles.........................................................                   23,670                23,670
                                                                                       ------                ------
                                                                                    6,797,816             6,589,292
Less--Accumulated depreciation and amortization.....................               (5,121,824)           (5,662,608)
                                                                                   -----------           -----------
                                                                                   $1,675,992              $926,684
                                                                                   ==========              ========


4.   STOCKHOLDERS' EQUITY

     In December 1998, EBC declared a one-for-seven reverse stock split which was effective December 18, 1998. All references to earnings per share, number of shares and share amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split.

     SERIES B CONVERTIBLE PREFERRED STOCK

     In February and March 1997, EBC sold an aggregate of 224,100 shares of Series B Convertible Preferred Stock at $50.00 per share in a private placement. The net proceeds from the offering were approximately $10.2 million. The placement agent for the Series B Preferred Stock received warrants to purchase an aggregate of 20,319 shares of Series B Preferred Stock at an exercise price of $50.00 per share of Series B Preferred Stock in addition to customary commissions. The warrants have been recorded at an estimated fair value of $466,000, which was

                          ENERGY BIOSYSTEMS CORPORATION
computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.51 percent; expected dividend yield of zero; expected life of three years, and an expected volatility of 68 percent.

     Dividends on the Series B Preferred Stock are cumulative from February 27, 1997 and payable semi-annually commencing May 1, 1997, at an annual rate equal to (i) $4.00 per share of Series B Preferred Stock to the extent the dividend is paid in cash and (ii) $4.50 per share of Series B Preferred Stock to the extent the dividend is paid in common stock. Dividends on shares of Series B Preferred Stock are payable in cash or common stock of EBC, or a combination thereof, at EBC's option. The Company deferred payment of the May 1999 and November 1999 dividends.

     Shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price equal to $50.75 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by EBC under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends, may be paid in shares of common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. In April and July 1998, 4,000 shares and 1,700 shares of the Series B Preferred Stock were converted to 3,941 shares and 1,674 shares of common stock, respectively. In May 1999, 177,000 shares of Series B Preferred Stock were converted to 174,379 shares of common stock.

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

     The carrying amount of the Series B Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion, using the effective interest method, such that the carrying amount will equal the redemption amount on the Series B Preferred Stock on February 26, 2002. No dividends were paid on the Series B Preferred Stock in 1999.

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

                          ENERGY BIOSYSTEMS CORPORATION

     The Company completed a private placement of its common stock during June 1999. The Company sold 2,600,223 and 1,614,597 shares at $1.80 and $2.00 per share, respectively. Those shares sold at $2.00 per share included one warrant to purchase one share of the Company's common stock for every five shares purchased in the private placement. Those shares sold at $1.80 per share included no such warrants. Net proceeds from the offering were approximately $7.5 million. In connection with the closing, warrants to purchase 646,623 shares of the Company's common stock were issued at an exercise price of $2.40. Such number of warrants includes both those warrants issued to investors, as described above, and warrants issued to the placement agent, SAMCO Capital Markets, Inc. ("SAMCO"), in partial payment of its fee. The warrants have been recorded at an estimated fair value of $1,147,358, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.01 percent; expected dividend yield of zero; expected life of three years (and with respect to the warrants issued to the placement agent five years); and an expected volatility at an average weight of 125 percent.

     In 1998 and 1999, the Company paid consultants 1,888 and 1,329 shares of common stock, respectively, at a fair market value on the date of issuance between $2.63 and $4.81 per share in 1998 and between $3.00 and $4.38 per share in 1999.

5.   STOCK OPTIONS

     In January 1997, EBC's Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, EBC may issue options for and sell up to 14,285 shares of Common Stock to employees and consultants of EBC. The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years. In May 1999, the 1997 Plan was amended to increase to 1,200,000 the number of shares available for grant.

     EBC maintains a Stock Compensation Plan (the "1992 Plan") which is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants. Under the 1992 Plan, 290,147 shares of common stock are reserved for issuance upon the exercise of stock options. Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 25,000 shares of common stock are reserved for issuance upon the exercise of stock options. In May 1999, the Non-Employee Director Option Plan was amended to increase to 200,000 the number of shares available for grant.

     At December 31, 1999, employees had outstanding options to purchase 572,638 shares of common stock pursuant to the 1992 and 1997 Plans. Additionally, as of December 31, 1999 consultants and directors had outstanding options to purchase 150,128 shares of common stock that were not issued under the 1992 or 1997 Plans. Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones, or over a four year period, or nine years and ten months from the date of grant. The options expire ten years from the date of grant. The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:


                             OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                             -------------------                                         -------------------
                                                      WEIGHTED
                                                       AVERAGE
                                                      REMAINING         WEIGHTED                               WEIGHTED
  RANGE OF                      OUTSTANDING         CONTRACTUAL LIFE    AVERAGE          EXERCISABLE           AVERAGE
EXERCISE PRICES                   SHARES              (IN YEARS)      EXERCISE PRICE        SHARES          EXERCISE PRICE
---------------                   ------              ----------      --------------        ------          --------------
$ 2.06 - $ 5.25                 479,644                 9.0              $2.28              63,232              $3.38
$ 9.63 - $34.38                  56,212                 7.5             $24.28              37,088             $23.34
$40.25 - $84.00                  32,541                 5.0             $56.95              20,657             $59.24


                          ENERGY BIOSYSTEMS CORPORATION

     EBC accounts for its stock options under APB Opinion No. 25 under which no compensation cost has been recognized. EBC records deferred compensation for the difference between the exercise price and the fair market value on the measurement date. During 1997, 1998 and 1999, EBC issued all options at fair market value. Had compensation cost for these options been determined consistent with SFAS. 123, EBC's net loss and loss per share would have been increased to the following pro forma amounts:


                                                                     1997               1998               1999
                                                                     ----               ----               ----
         Net Loss:                As Reported                 $(9,539,061)       $(8,845,367)       $(5,264,462)
                                                              -----------        ------------       ------------
                                  Pro Forma                   (10,180,316)       (10,183,481)        (8,562,311)
                                                              -----------        ------------       ------------

         Net Loss Per Common
         Share:                   As Reported                      $(7.64)            $(5.20)            $(1.78)
                                                              -----------        ------------       ------------
                                  Pro Forma                         (8.02)             (5.43)             (1.85)
                                                              -----------        ------------       ------------

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of EBC's stock options at December 31, 1997, 1998 and 1999, and changes during the years then ended is presented in the table and narrative below:

                                         1992 AND 1997 PLANS          OPTIONS NOT ISSUED UNDER PLAN
                                         -------------------          -----------------------------
                                       NUMBER      WEIGHTED AVG.         NUMBER       WEIGHTED AVG.
                                     OF OPTIONS   EXERCISE PRICE       OF OPTIONS    EXERCISE PRICE
                                     ----------   --------------       ----------    --------------
Balance at December 31, 1996 ...      233,948        $33.18              45,450           $21.14
   Granted .....................       46,194         63.83                  --               --
   Exercised ...................      (28,829)        11.13              (9,833)            3.01
   Forfeited ...................      (20,284)        36.47                  --               --
                                     --------                          --------
Balance at December 31, 1997 ...      231,029         35.84              35,617            26.11
                                     --------                          --------
   Granted .....................       49,956         18.52                  --               --
   Exercised ...................       (4,286)         9.94                  --               --
   Forfeited ...................     (110,118)        35.99                  --               --
                                     --------                          --------
Balance at December 31, 1998 ...      166,581         31.21              35,617            26.11
                                     --------                          --------
   Granted .....................      453,200          2.11                  --               --
   Exercised ...................           --            --                  --               --
   Forfeited ...................      (51,384)        36.05                  --               --
                                     --------                          --------
Balance at December 31, 1999 ...      568,397          7.80              35,617            26.11
                                     ========                          ========

Exercisable at December 31, 1997      100,283        $34.79              35,617           $26.11
Exercisable at December 31, 1998       97,158        $27.86              35,617           $26.11
Exercisable at December 31, 1999      120,977        $19.04              35,617           $26.11


     The weighted average fair value of the options issued under the 1992 and 1997 Plans for the years ended December 31, 1997, 1998 and 1999 was $27.65, $9.09 and $1.92, respectively.

     During the years ended December 31, 1997, 1998 and 1999, EBC granted 4,000, 17,714 and 83,100 options respectively, under the Non-Employee Director Option Plan. These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $32.41, $13.15 and $2.29, respectively. As of December 31, 1997, 1998 and 1999, EBC had 13,714, 67,045 and 150,128 options exercisable, respectively, under this plan with weighted average exercise price of $43.54, $26.26 and $12.99, respectively. The weighted average fair market value of the options issued under this plan during the years ended December 31, 1997, 1998 and 1999 was $32.41, $7.13 and $1.89, respectively.

                          ENERGY BIOSYSTEMS CORPORATION

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: risk-free interest rates of 6.5, 5.8 and 6.4 percent for all the Plans; expected dividend yields of zero for all the Plans; expected lives of nine years and ten months for all options; and expected volatility of 69.6, 71.4 and 100.8 percent for all the Plans.

6.   FEDERAL INCOME TAXES

     EBC has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1999, EBC had accumulated net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $62,949,723 and $1,707,190, respectively. These carryforwards begin to expire in 2005. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit EBC's ability to utilize these carryforwards. In April 1991 and October 1994, EBC underwent a "more than 50 percent change in ownership" as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, EBC may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

     Significant components of EBC's net deferred tax asset at December 31, 1998 and 1999 are as follows:

                                                                                     1998                      1999
                                                                                -------------             -------------
DEFERRED TAX ASSETS RELATING TO:

Federal net operating loss carryforwards.........................               $ 19,747,000              $ 21,402,906
Research and development credit carryovers.......................                  1,800,821                 1,707,190
Capital and Texas business loss carryforwards....................                    830,791                   950,282
Book/tax differences on depreciable, amortizable and other
        assets and accrued liabilities...........................                     65,024                   175,573
Deferred revenue and unrealized gains                                                 61,200                    61,200

Deferred tax valuation allowance.................................                (22,504,836)              (24,297,151)
Net deferred tax asset...........................................               $         --              $         --
                                                                                =============             =============

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

     In March 1998, EBC entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides EBC with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to EBC, including a $200,000 initial site license fee upon execution of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to

                          ENERGY BIOSYSTEMS CORPORATION

Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, EBC issued a four-year warrant entitling Petro Star to purchase 28,571 shares of EBC Common Stock at an exercise price of $21.77 per share. The warrant was recorded as research and development expense at an estimated fair value of $404,500, which was computed using the Black-Scholes option pricing model. The successful implementation of a commercial BDS unit will be dependent upon EBC's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology).

     In August 1997, EBC was awarded funding by the U.S. Department of Energy ("DOE") for a $2.4 million, three-year program dedicated to the development of a BDS application for gasoline. Through December 31, 1999, EBC had recognized $1,992,981 in sponsored research revenue from the grant.

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

     In July 1994, EBC entered into an agreement with TOTALFINA ("Total") to collaborate on the application of EBC's biodesulfurization process to diesel fuel streams. Following the evaluation of results from EBC's domestic pilot operation, it is anticipated that Total will build and operate at Total's expense a pilot BDS unit at Total's European Centre for Research and Technology. Upon successful economic trials of the pilot unit, Total plans to build the first commercial BDS unit at one of its refineries. EBC and Total will each bear their own costs and expenses incurred under the collaboration. In addition, as part of its obligations under the agreement, Total will provide EBC with the use of analytical equipment valued at approximately $200,000. The Total agreement provides that upon commercialization, the site licenses will be waived on Total's first commercial BDS unit. In addition, Total will be entitled to receive a ten percent (10%) discount on future site licenses and service fees until it has recovered two and one-half times its research cost and expenses for BDS projects under the agreement.

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

     In July 1993, EBC entered into an agreement with the Texaco Group, Inc. ("Texaco") to facilitate the development of EBC's BDS technology in crude oil. Under the terms of the alliance, EBC will be primarily responsible for improving the performance of the biocatalyst used in the desulfurization process. Texaco will be

                          ENERGY BIOSYSTEMS CORPORATION
primarily responsible for field operations and analytical chemistry work with respect to the application of EBC's BDS technology to crude oil. EBC and Texaco will each bear their own costs and expenses incurred in connection with the collaboration. In the event EBC sub-licenses Texaco's intellectual and proprietary information, licensed by agreement to EBC by Texaco, EBC shall pay Texaco an amount equal to ten percent (10%) of the desulfurization processing fee charged to Texaco until such time as EBC has paid Texaco an aggregate amount equal to two and one-half times the aggregate amount of Texaco's direct costs and expenses incurred in connection with the collaboration.

     EBC has also entered into other contracts with various institutions for research and development. The amounts paid under these agreements totaled $85,000, $25,000 and zero for the years ended December 31, 1997, 1998 and 1999, respectively. EBC has no commitments to pay these institutions after December 31, 1998.

     In March 1992, EBC entered into a collaborative agreement with Petrolite Corporation ("Petrolite") to commercialize EBC's BDS technology. On March 27, 1998 EBC elected to terminate the agreement as of March 27,1999.

     In December 1994, EBC was awarded a $2 million federal grant under the Advanced Technology Programs administered by the National Institute of Standards and Technology ("NIST"). The three-year program funded by this grant is dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. Through January 31, 1998, EBC has recognized $1,977,366 in sponsored research revenue relating to this grant.

8.   COMMITMENTS AND CONTINGENCIES

     EBC maintains a Simplified Employee Pension Plan (the "Plan") for all employees. Under the terms of the Plan, employees are eligible to participate after completion of six months of service. EBC contributes an amount equal to 8% of the employees' annual compensation to the Plan. Employees are vested immediately and there is at present no employee contribution. Total expenses under the Plan were approximately $316,000, $284,000 and $195,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     EBC maintains an operating lease agreement for its headquarters, which expires in 2003.

                          ENERGY BIOSYSTEMS CORPORATION

     Future minimum payments under the non-cancelable operating lease consist of the following at December 31, 1999:


                    FISCAL YEAR                              OPERATING
                    -----------                              ---------
                    2000 ..............................        404,141
                    2001 ..............................        409,617
                    2002 ..............................        436,998
                    2003 ..............................        364,165
                                                            ----------
                           Total minimum lease payments     $1,614,921
                                                            ==========


     EBC incurred rent expense of $395,070, $399,724 and $382,829 during 1997, 1998 and 1999, respectively.

9.   RELATED-PARTY TRANSACTIONS

     EBC paid consulting fees to certain stockholders and directors totaling $ 13,700, $35,000 and $6,000 during the years ended December 31, 1997, 1998 and 1999, respectively.