Form 10-Q
period 2000-03-31
ENERGY BIOSYSTEMS CORP
filed 2000-05-15
CIK 895677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


         As of May 4, 2000, there were outstanding 7,020,039 shares of Common Stock, par value $.01 per share, of the registrant.

                          ENERGY BIOSYSTEMS CORPORATION


                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Factors Affecting Forward-Looking Statements                                                           3

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements                                                           4

                        Balance Sheets as of March 31, 2000 (Unaudited)
                        and December 31, 1999                                                          5

                        Statements of Operations for the Three Months
                        Ended March 31, 2000 and 1999 (Unaudited)                                      6

                        Statements of Cash Flows for the Three Months Ended
                        March 31, 2000 and 1999 (Unaudited)                                            7

                        Notes to Financial Statements                                                  8

Item 2.                 Management's Discussion and Analysis of Financial                             11
                        Condition and Results of Operations

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk                    13

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                             13

Item 6.                 Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                            15


                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulations, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the 1999 Form 10-K.

         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                          ENERGY BIOSYSTEMS CORPORATION
                                 BALANCE SHEETS

                                                                         March 31,           December 31,
                                                                           2000                  1999
                                                                        -----------         -------------
                                                                        (Unaudited)
                                ASSETS
Current assets:
     Cash and cash equivalents                                          $3,257,933           $2,510,274
     Short-term investments                                              1,500,000            3,445,199
     Prepaid expenses and other current assets                             482,501              143,014
                                                                        -----------         -------------
         Total current assets                                            5,240,434            6,098,487

Furniture, equipment and leasehold improvements, net                       903,664              926,684
Intangible and other assets, net                                         1,127,897            1,038,927
                                                                        -----------         -------------
         Total assets                                                   $7,271,995           $8,064,098
                                                                        ===========         =============

          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $  354,329           $  327,150
     Short term capital lease                                               11,288                   --
     Deferred revenue                                                      180,000              180,000
     Note payable                                                           73,067                   --
                                                                        -----------         -------------
         Total current liabilities                                         618,684              507,150

     Long term capital lease                                                69,224                   --

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
         (liquidation value $35,105,000; 760,000 shares authorized,
         395,700 and 519,400 shares, respectively, issued and
         outstanding)                                                   22,257,840           28,100,250
     Common Stock, $0.01 par value (30,000,000 shares
         authorized, 7,016,029 and 6,572,135 shares,
         respectively, issued and outstanding)                              70,160               65,721
     Additional paid-in capital                                         61,005,385           54,470,252
     Accumulated deficit                                               (76,749,298)         (75,079,275)
                                                                        -----------         -------------
         Total stockholders' equity                                      6,584,087            7,556,948
                                                                        -----------         -------------
         Total liabilities and stockholders' equity                     $7,271,995           $8,064,098
                                                                        ===========         =============


      The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                            2000                1999
                                                                        -----------         -------------
REVENUES:
    Sponsored research revenues                                        $   287,697          $   510,873
    Interest and investment income                                          70,976               21,146
                                                                        -----------         -------------

          Total revenues                                                   358,673              532,019
                                                                        -----------         -------------

COSTS AND EXPENSES:
    Research and development                                             1,006,463            1,601,376
    General and administrative                                             471,588              547,048
                                                                        -----------         -------------
          Total costs and expenses                                       1,478,051            2,148,424
                                                                        -----------         -------------
NET LOSS                                                               $(1,119,378)         $(1,616,405)
                                                                        ===========         ============
NET LOSS PER COMMON SHARE -
    basic and diluted                                                  $     (0.27)         $     (1.15)
                                                                        ===========         ============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON
    SHARE - basic and diluted                                            6,645,402            2,179,882
                                                                        ===========         ============


      The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -----------------------------
                                                                            2000                1999
                                                                        -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(1,119,378)         $(1,616,405)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                   116,787              202,811
           Issuance of common stock for services                                --                5,000
      Changes in assets and liabilities:
           Increase in prepaid expenses and other current assets          (339,487)            (145,420)
           Increase (decrease) in accounts payable and accrued
               liabilities                                                  27,179              (57,336)
                                                                        -----------         -------------
      Net cash used in operating activities                             (1,314,899)          (1,611,350)
                                                                        -----------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (84,767)              (2,700)
      Patent expenditures                                                  (97,970)             (74,666)
      Net sale of investments                                            1,945,199                   --
                                                                        -----------         -------------
         Net cash provided by (used in) investing activities             1,762,462              (77,366)
                                                                        -----------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital lease obligations                                             80,512                   --
      Issuance (payments) on notes payable                                  73,067              (28,136)
      Issuance of stock and warrants                                       146,517                   --
                                                                        -----------         -------------
         Net cash provided by (used in) financing activities               300,096              (28,136)
                                                                        -----------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       747,659           (1,716,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,510,274            2,795,429
                                                                        -----------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $3,257,933           $1,078,577
                                                                        ===========         =============


      The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

     EBC has discovered that its proprietary biocatalytic technology may also provide an economic basis for production of a broad family of industrial organosulfur chemicals with potential uses in detergent, surfactant, polymer and adhesive markets. Joint development and testing agreements were executed with several major chemical companies for detailed evaluation of these products in specific commercial applications, and EBC is pursuing strategic business alliances for commercialization of this technology.

      In 1999, a program was implemented to rapidly screen mutant strains for improved performance, and a proprietary directed evolution platform with gene-shuffling was conceived, designed and implemented to increase the diversity of strains that are tested. EBC believes that this strategy will greatly accelerate the development of the BDS commercial biocatalyst. EBC also believes that many applications exist for its technology in gene-shuffling and bioprocessing.

     The Board of Directors of the Company believes that its current name, Energy BioSystems Corporation, no longer reflects its commitment to the development of its gene-shuffling technology and its new focus on the biotechnology industry and has proposed the Company change its name to Enchira Biotechnology Corporation. This proposal is contained in the Company's proxy and will become effective upon approval of shareholders eligible to vote at the Company's Annual Meeting to be held on June 8, 2000.

     On April 27, 2000, the Company received notice from Maxygen Inc. ("Maxygen") that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen (the "Agreement"). Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT-TM- directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. No date for arbitration has been set. While the Company believes that there is no merit to the allegations brought against it by Maxygen, the Company cannot assure that its defense will be substantially successful, if at all. As with any litigation the outcome cannot be predicted, however, the Company currently believes it will not have a material adverse affect on the financial statements.

     The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the 1999 Form 10-K.

Revenue Recognition

     Sponsored research revenue is recognized based on the percentage of total research payments to be received in relation to the total research and development costs to be incurred under specific research agreements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. EBC is currently evaluating the impact of SAB 101 on its financial position and results of operations and no changes in revenue recognition are anticipated.

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

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price equal to $20.06 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's intent, however, to redeem the Series B Preferred Stock for common stock. Accordingly, the Series B Preferred Stock is included in stockholders' equity. During the first quarter of 2000, 123,700 shares of Series B Preferred Stock were converted to 308,322 shares of common stock.

As of March 31, 2000, 306,400 shares of Series B Preferred Stock had been converted to 522,011 shares of common stock and all deferred dividends accrued on the Series B Preferred Stock converted were paid in cash or common stock at the time of conversion. The Company elected to deferred payment of the May 1, 2000 dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its organosulfur compounds; directed evolution technology; and biocatalyst, fermentation and bioreactor programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2000, the Company's accumulated deficit was $76,749,298.

RESULTS OF OPERATIONS

     The Company had total revenues for the three months ended March 31, 2000 and 1999 of $358,673 and $532,019, respectively. The decrease of $173,346 in total revenues was attributable to decreases in sponsored research revenues offset in part by an increase in interest and investment income. The Company had sponsored research revenues of $287,697 during the first three months of 2000 as compared to $510,873 during the first three months of 1999. The decrease of $223,176 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a Department of Energy ("DOE") grant to $241,374 in the first three months of 2000 compared to $510,873 in the first three months of 1999.

     The Company had interest and investment income of $70,976 and $21,146 for the first three months of 2000 and 1999, respectively. The increase in investment income of $49,830 resulted primarily from an increase in the available cash from which interest and other investment income are generated.

       The Company had research and development expenses for the three months ended March 31, 2000 and 1999 of $1,006,463 and $1,601,376, respectively. The decrease in research and development expenses of $594,913 for the three months ended March 31, 2000 as compared to the corresponding prior year period resulted primarily from a reduction in research and development personnel in the first quarter of 1999. The Company expects its research and development expenses to increase in 2000, as it fully develops the high through-put screening capabilities used in directed evolution technology.

      The Company had general and administrative expenses for the three months ended March 31, 2000 and 1999 of $471,588 and $547,048, respectively. The decrease in general and administrative expenses of $75,460 for the three months ended March 31, 2000 as compared to the corresponding prior year period resulted primarily from a reduction in general and administrative personnel in the first quarter of 1999. The Company expects its general and administrative expenses to increase as it adds business development personnel and additional expenses associated with commercialization of its directed evolution technology.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, 306,400 shares of Series B Preferred Stock had been converted to 522,011 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company elected to defer payment of the May 1, 1999, November 1, 1999 and May 1, 2000 dividends in accordance with the Series B Preferred Stock Agreement. At the time of conversion of Series B Preferred Stock to common stock accrued, unpaid dividends are paid either in cash or common stock.

      For the three months ended March 31, 2000, the Company used $1,314,899 in operating activities, incurred $182,737 in capital and patent expenditures and provided $300,096 in financing activities. At March 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $4,757,933 and working capital of $4,621,750.

     The Company expects to incur substantial additional research and development expenses, including expenses associated with its directed evolution technology; organosulfur compounds; and biocatalyst, fermentation and bioreactor development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

     In October 1999, the DOE approved the third year of funding to the Company of approximately $1.0 million, for a program dedicated to the development of a BDS application for gasoline. Through March 31, 2000 the Company has recognized $2.2 million in sponsored research revenue from the grant, of which $241,374 was receivable at March 31, 2000.

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through mid 2001.

     The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the outcome of the Maxygen dispute; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights and of defending the Maxygen claims; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek additional funding through various alternatives that include: an equity financing, government funding, and alliances with chemical companies and corporate partners. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

     In April 2000, the Company received notice from Maxygen, Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. See Item 1 to Part II -- Legal Proceedings. The cost of defending such arbitration could be quite substantial and could greatly and adversely effect the Company's projections for working capital. In addition, the uncertainty surrounding the outcome of the arbitration as well as the delay in bringing such matter to conclusion could materially adversely affect the Company's ability to secure additional capital on a timely basis or at all. Further, should the arbitrator's decision be adverse to the Company, the business of the Company would be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 27, 2000, the Company received notice from Maxygen Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT-TM- directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. No date for arbitration has been set. While the Company believes that there is no merit to the allegations brought against it by Maxygen, the Company cannot assure that its defense will be substantially successful, if at all. If the Company is not successful, its business could be materially and adversely affected and could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           a.   Exhibits

                11.1  Statement regarding Computation of Per Share Earnings.

                27.1  Financial Data Schedule.


           b.   Reports on Form 8-K


           On February 7, 2000, the Company filed a Current Report on Form 8-K reporting an event under Item 5.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy BioSystems Corporation

By:      /s/ Peter P. Policastro
         ------------------------------------------------
         Peter P. Policastro
         Chief Executive Officer and President

Date: May 11, 2000

By:      /s/ Paul G. Brown III
         ------------------------------------------------
         Paul G. Brown III
         Vice President, Finance and Administration and
         Chief Financial Officer

Date: May 11, 2000