Form 10-Q
period 2000-06-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2000-08-14
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

                         Commission file number: 0-21130


                        ENCHIRA BIOTECHNOLOGY CORPORATION
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         As of August 1, 2000, there were outstanding 7,037,912 shares of Common Stock, par value $.01 per share, of the registrant.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Factors Affecting Forward-Looking Statements                                                           3

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements                                                           4

                        Balance Sheets as of June 30, 2000 (Unaudited)                                 5
                        and December 31, 1999

                        Statements of Operations for the Three and Six Months                          6
                        Ended June 30, 2000 and 1999 (Unaudited)

                        Statements of Cash Flows for the Six Months Ended                              7
                        June 30, 2000 and 1999 (Unaudited)

                        Notes to Financial Statements                                                  8

Item 2.                 Management's Discussion and Analysis of Financial                             10
                        Condition and Results of Operations

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                             13

Item 4.                 Submission of Matters to a Vote of Security Holders                           13

Item 6.                 Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                            16


                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the pending dispute and arbitration with Maxygen relating to the Company's rights to its RACHITT technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, the Company's reliance on environmental regulations, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K (filed as Energy BioSystems Corporation) for the year ended December 31, 1999 ("1999 Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                          June 30,            December 31,
                                                                            2000                  1999
                                                                      ---------------      ---------------
                                                                        (Unaudited)
     ASSETS
Current Assets:
     Cash and cash equivalents                                            $ 2,390,987        $   2,510,274
     Short-term investments                                                 1,500,000            3,445,199
     Prepaid expenses and other current assets                                512,524              143,014
                                                                      ---------------      ---------------
         Total current assets                                               4,403,511            6,098,487

Furniture, equipment and leasehold improvements, net                          812,137              926,684
Intangible and other assets, net                                            1,134,255            1,038,927
                                                                      ---------------      ---------------
         Total assets                                                     $ 6,349,903         $  8,064,098
                                                                      ===============      ===============

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $     261,182       $      327,150
     Short term capital lease                                                  11,684                   --
     Deferred revenue                                                         730,000              180,000
     Note payable                                                              28,784                  --
                                                                      ---------------     ----------------
         Total current liabilities                                          1,031,650              507,150


Long term capital lease                                                        64,847                   --

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
        (liquidation value $35,105,000; 760,000 shares
        authorized, 395,700 and 519,400 shares,
        respectively, issued and outstanding)                              22,812,507           28,100,250
     Common Stock, $0.01 par value (30,000,000 shares
        authorized, 7,034,921 and 6,572,135 shares,
        respectively, issued and outstanding)                                  70,349               65,721
     Additional paid-in capital                                            60,962,820           54,470,252
     Accumulated deficit                                                  (78,592,270)         (75,079,275)
                                                                       --------------       --------------
        Total stockholders' equity                                          5,253,406            7,556,948
                                                                       --------------       --------------
        Total liabilities and stockholders' equity                      $   6,349,903         $  8,064,098
                                                                       ==============       ==============


           The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                  2000              1999              2000               1999
                                             ----------------  ----------------  ----------------   ---------------
REVENUES:
    Sponsored research and licensing
       revenues                                     $ 70,468         $ 514,063          $358,165         $1,024,936

    Interest and investment income                    54,463            20,197           125,439             41,343
                                              ---------------   ---------------   ---------------    --------------

          Total revenues                             124,931           534,260           483,604          1,066,279

COSTS AND EXPENSES:
    Research and development                         979,208         1,067,728         1,985,671          2,669,104
    General and administrative                       543,533           465,549         1,015,121          1,012,597
                                              ---------------   ---------------   ---------------    --------------

          Total costs and expenses                 1,522,741         1,533,277         3,000,792          3,681,701
                                              ---------------   ---------------   ---------------    --------------

NET LOSS                                         $(1,397,810)       $ (999,017)      $(2,517,188)       $(2,615,422)
                                              ===============   ===============   ===============    ==============

NET LOSS PER COMMON SHARE -
    basic and diluted                              $   (0.28)        $   (0.56)        $   (0.55)         $   (1.60)
                                              ===============   ===============   ===============    ==============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE - basic and
    diluted                                        7,026,388         3,153,783         6,838,391          2,669,523
                                                   =========         =========         =========          =========

           The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          ----------------------------------------
                                                                                 2000                1999
                                                                          ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $ (2,517,188)       $ (2,615,422)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                          233,574             405,623
           Issuance of common stock for services                                   25,000               5,000
      Changes in assets and liabilities:
           Increase in prepaid expenses and other
               current assets                                                    (369,510)           (103,631)
           Decrease in accounts payable and accrued
               liabilities                                                        (65,968)           (360,351)
           Increase in deferred revenue                                           550,000                  --
                                                                          ------------------- --------------------
        Net cash used in operating activities                                  (2,144,092)         (2,668,781)
                                                                          -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                        (24,496)            (27,292)
      Patent expenditures                                                        (113,328)           (112,380)
      Sale of investments                                                       1,945,199                  --
                                                                          ------------------- --------------------
         Net cash provided by (used in) investing activities                    1,807,375            (139,672)
                                                                          ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payments) proceeds on notes payable, net                                    28,784             (84,409)
      Issuance of stock and warrants                                              188,646           7,539,321
                                                                          ------------------- --------------------
         Net cash provided by financing activities                                217,430           7,454,912
                                                                          ------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                (119,287)          4,646,459
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                                    2,510,274           2,795,429
                                                                          ------------------- --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  2,390,987        $  7,441,888
                                                                          =================== ====================

           The accompanying notes are an integral part of these financial statements.

                      ENCHIRA BIOTECHNOLOGY CORPORATION


                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Enchira Biotechnology Corporation ("EBC" or the "Company"), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. EBC is a biotechnology company incorporating genetic recombination, high throughput screening and bioprocessing in an integrated, directed evolution technology platform. The Company believes that this proprietary platform technology can be used to generate libraries of novel genes for the creation of improved enzymes for a broad range of applications, such as protein-based pharmaceuticals, agricultural crop enhancement and protection products, and industrial enzymes for the manufacture of specialty chemicals, fine chemicals and pharmaceutical intermediates. EBC believes that the proprietary platform technology will greatly accelerate the development of a commercial biocatalyst for its biocatalytic desulfurization ("BDS"), a proprietary process involving the use of enzymes in bacteria to remove sulfur from petroleum.

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

     On April 27, 2000, the Company received notice from Maxygen Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT(TM) directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. Arbitration is set to begin in November, 2000. The Company believes that there is no merit to the allegations brought against it by Maxygen and believes the action will not have a material adverse affect on the financial statements. However, the Company cannot assure that its defense will be substantially successful, if at all. If the Company is not successful, its business could be materially and adversely affected and the Company could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected.

     The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the 1999 Form 10-K.

Revenue Recognition

         In May 2000, the Company entered into a licensing agreement with Genencor International, Inc. ("Genencor") involving EBC's proprietary gene shuffling technology for directed evolution. Under the agreement,

                      ENCHIRA BIOTECHNOLOGY CORPORATION

Genencor will use the Company's proprietary RACHITT(TM) technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. An initial licensing fee and an additional fee for an option to expand the licensing field were paid by Genencor in June 2000. Revenues received under the licensing agreement during the second quarter of 2000 have been deferred.

     Sponsored research revenue is recognized based on the percentage of total research payments to be received in relation to the total research and development costs to be incurred under specific research agreements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition. EBC is required to adopt SAB 101 by the fourth quarter of 2000. Upon its adoption, SAB 101 will be effective as of January 1, 2000, at which time EBC will report any changes in revenue recognition as a cumulative change in accounting principle. EBC is currently evaluating the impact of SAB 101 on its financial position and results of operations.

Net Loss Per Common Share

     Net loss per share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series B Convertible Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

     Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price equal to $20.06 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's present intent, however, to redeem the Series B Preferred Stock for common stock, subject to certain requirements. Accordingly, the Series B Preferred Stock is included in stockholders' equity. During the first six months of 2000, 123,700 shares of Series B Preferred Stock were converted to 308,322 shares of common stock.

         As of June 30, 2000, 306,400 aggregate shares of Series B Preferred Stock had been converted to 522,011 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and
(ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in December 1989, the Company has devoted substantially all resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its directed evolution technology, organosulfur compounds, and biocatalyst development. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2000, the Company's accumulated deficit was $78,592,270.

RESULTS OF OPERATIONS

         The Company had total revenues for the three months ended June 30, 2000 and 1999 of $124,931 and $534,260, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues offset in part by increases in interest and investment income. The Company had sponsored research revenues of $70,468 during the second quarter of 2000 as compared to $514,063 during the second quarter of 1999. The decrease of $443,595 in sponsored research revenues resulted from a decrease in sponsored research revenue received under a Department of Energy ("DOE") grant.

         The Company had total revenues for the six months ended June 30, 2000 and 1999 of $483,604 and $1,066,279, respectively. The decrease in total revenues was attributable to decreases in sponsored research revenues offset in part by increases in interest and investment income. The Company had sponsored research revenues of $358,165 during the first six months of 2000 as compared to $1,024,936 during the first six months of 1999. The decrease of $666,771 in sponsored research revenues resulted from the decrease in sponsored research revenues from a DOE grant.

         The Company had interest and investment income for the three months ended June 30, 2000 and 1999 of $54,463 and $20,197, respectively and for the six months ended June 30, 2000 and 1999 of $125,439 and $41,343, respectively. The increases of $34,266 and $84,096, respectively, for the three and six months ended June 30, 2000 as compared to the corresponding prior year periods resulted primarily from an increase in the available cash from which interest and other investment income are generated.

          The Company had research and development expenses for the three months ended June 30, 2000 and 1999 of $979,208 and $1,067,728, respectively, and for the six months ended June 30, 2000 and 1999 of $1,985,671 and $2,669,104, respectively. The decrease in research and development expenses of $88,520 and $683,433, respectively, for the three and six months ended June 30, 2000 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel at the end of the first quarter of 1999. See "Liquidity and Capital Resources" below for additional discussion. The Company expects its research and development expenses to remain below 1999 levels for the remainder of 2000, reflecting a decrease in the number of research and development personnel due to attrition and a change in the primary focus of the research and development to the directed evolution technology.

         The Company had general and administrative expenses for the three months ended June 30, 2000 and 1999 of $543,533 and $465,549, respectively, and for the six months ended June 30, 2000 and 1999 of $1,015,121 and $1,012,597, respectively. The increases of $77,984 and $2,524, respectively, for the three months and six months ended June 30, 2000 as compared to the corresponding periods in 1999, resulted primarily from increased use of consultants and additional legal expenses offset in part by the reduction of the general and administrative personnel at the end of the first quarter of 1999 and subleasing of office space in June 1999. The Company expects a slight increase from 1999 levels in its general and administrative expenses during the remainder of 2000, reflecting its intention to hire additional personnel in the later part of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, 306,400 shares of Series B Preferred Stock had been converted to 522,011 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock.

      For the six months ended June 30, 2000, the Company used $2,144,092 in operating activities, incurred $137,824 in capital and patent expenditures and provided $217,430 in financing activities. At June 30, 2000, the Company had cash, cash equivalents and short-term investments totaling $3,890,987 and working capital of $3,371,861.

     The Company expects to incur substantial additional research and development expenses, including expenses associated with its directed evolution technology, organosulfur compounds, and biocatalyst development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

     In May 2000, the Company entered into a licensing agreement with Genencor involving EBC's proprietary gene shuffling technology for directed evolution. Under the agreement, Genencor will use the Company's proprietary RACHITT(TM) technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. An initial licensing fee and an additional fee for an option to expand the licensing field were paid by Genencor in June 2000. Revenues received during the second quarter of 2000 have been deferred.

     In October 1999, the DOE approved the third year of funding to the Company of approximately $1.0 million for a program dedicated to the development of a BDS application for gasoline. Through June 30, 2000 the Company has recognized approximately $2.3 million in sponsored research revenue from the grant, of which $385,842 was receivable at June 30, 2000.

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through mid-2001. The Company will require additional financing by mid-2001 to meet its operating cash flow needs and enable it to continue as a going concern. Should the Company be unsuccessful in raising adequate funds on a timely basis, the Company's common stock could be subject to being delisted from the NASDAQ National Market.

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

     In April 2000, the Company received notice from Maxygen, Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. See "Item 1 to Part II -- Legal Proceedings" for additional discussion. The cost of defending such arbitration could be substantial and could greatly and adversely affect the Company's projections for working capital. In addition, the uncertainty surrounding the outcome of the arbitration as well as the delay in bringing such matter to conclusion could materially adversely affect the Company's ability to secure additional capital on a timely basis or at all. As with any litigation, the outcome cannot be predicted; however, the Company currently believes it will not have a material adverse affect on the financial statements

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 27, 2000, the Company received notice from Maxygen Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT(TM) directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. No date for arbitration has been set. The Company believes that there is no merit to the allegations brought against it by Maxygen and believes the action will not have a material adverse affect on the financial statements. However, the Company cannot assure that its defense will be substantially successful, if at all. If the Company is not successful, its business could be materially and adversely affected and the Company could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 8, 2000, to consider and vote on the following proposals:

          Proposal 1:      The Election of Directors

     The following individuals were nominated and elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                                                    FOR                     WITHHELD
Ramon Lopez                                                      6,032,143                   14,817
R. James Comeaux                                                 6,032,113                   14,847
Edward B. Lurier                                                 6,032,143                   14,817
Thomas E. Messmore                                               6,032,113                   14,847
Daniel J. Monticello, Ph.D.                                      6,032,901                   14,059
William E. Nasser                                                6,032,901                   14,059
John S. Patton                                                   6,032,143                   14,817
Peter P. Policastro, Ph.D.                                       6,032,901                   14,059
William D. Young                                                 6,032,901                   14,059


     Proposal 2: Approval of Amending the Company's Amended and Restated Certificate of Incorporation

With respect to the following resolution:

         Resolved, that the amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the Company from Energy BioSystems Corporation to Enchira Biotechnology Corporation, be and hereby is adopted, ratified and approved.

For      5,027,057        Against       1,015,527        Abstain        4,376

     Proposal 3: Ratification and Approval of Independent Public Accountants

With respect to the following resolution:

         Resolved, that the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants of the Company for the year ending December 31, 2000 be and hereby is ratified and approved.

For      6,035,133        Against           8,688        Abstain        3,139

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

                3.1(a)+ Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2 to Post Effective Amendment No. 1 (the "1993 8-A Amendment") to the Company's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

                3.1(b)+ Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 22, 2000).

                3.1(c)+ Certificate of Designation of Series One Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1994).

                4.1+ Stockholder Rights Agreement, dated March 8, 1995, between the Company and Society National Bank (predecessor in interest to Harris Trust & Savings Bank) as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (the "Form 8-A") filed with the Securities and Exchange Commission on March 13, 1995).

                4.2+ Form of Rights Certificate (incorporated by reference to Exhibit B to the Stockholder Rights Agreement filed as Exhibit 1 to the Form 8-A).

                4.3+ First Amendment to Stockholder Rights Agreement, dated as of April 30, 1997, between the Company and Harris Trust & Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to Post Effective Amendment No. 2 (the "2000 8-A Amendment") to the Company's Registration Statement on Form 8-A as filed with the Commission on June 23, 2000).

                4.4+ Second Amendment to Stockholder Rights Agreement, dated as of June 23, 2000, between the Company and Harris Trust & Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 to the 2000 8-A Amendment).

                10.1++ License Agreement dated May 17, 2000 between Genencor International, Inc. and the Company.

+ Incorporated herein by reference.
++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

                11.1  Statement regarding Computation of Per Share Earnings.

                27.1  Financial Data Schedule.

     b.    Reports on Form 8-K

           On May 24, 2000, the Company filed a current report on Form 8-K reporting an event under Item 5.

           On June 23, 2000, the Company filed a current report on Form 8-K reporting an event under Item 5.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:      /s/ Peter P. Policastro
         -----------------------------------------------
         Peter P. Policastro
         Chief Executive Officer and President

Date: August 14, 2000

By:      /s/ Paul G. Brown III
         -----------------------------------------------
         Paul G. Brown III
         Vice President, Finance and Administration and
         Chief Financial Officer

Date: August 14, 2000