Form 10-Q
period 2000-09-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2000-11-13
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

         As of November 1, 2000, there were outstanding 9,055,285 shares of Common Stock, par value $.01 per share, of the registrant.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Factors Affecting Forward-Looking Statements                                                                  3

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements                                                                  4

                        Balance Sheets as of September 30, 2000 (Unaudited)
                        and December 31, 1999                                                                 5

                        Statements of Operations for the Three and Nine Months
                        Ended September 30, 2000 and 1999 (Unaudited)                                         6

                        Statements of Cash Flows for the Nine Months Ended
                        September 30, 2000 and 1999 (Unaudited)                                               7

                        Notes to Financial Statements                                                         8

Item 2.                 Management's Discussion and Analysis of Financial                                    11
                        Condition and Results of Operations

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                    15

Item 2.                 Changes in Securities and Uses of Proceeds                                           15

Item 6.                 Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                                   17

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the pending dispute and arbitration with Maxygen relating to the Company's rights to its RACHITT-TM- technology, the Company's history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulation, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item
1. Business - Risk Factors" in the Company's Annual Report on Form 10-K (filed as Energy BioSystems Corporation) for the year ended December 31, 1999 (the "1999 Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                                 BALANCE SHEETS


                                                                        September 30,         December 31,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                        (Unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                        $     10,408,434     $      2,510,274
     Short-term investments                                                  3,518,496            3,445,199
     Prepaid expenses and other current assets                                 445,340              143,014
                                                                      ----------------     ----------------
         Total current assets                                               14,372,270            6,098,487

Long-term investments                                                        1,278,898                   -
Furniture, equipment and leasehold improvements, net                           783,843              926,684
Intangible and other assets, net                                             1,199,821            1,038,927
                                                                      ----------------     ----------------
         Total assets                                                 $     17,634,832     $      8,064,098
                                                                      ================     ================

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                         $        572,950     $        327,150
     Short-term capital lease                                                   11,990                   -
     Deferred revenue                                                          855,000              180,000
                                                                      ----------------     ----------------
         Total current liabilities                                           1,439,940              507,150

Long-term capital lease                                                         61,463                   -

Stockholders' equity:
     Series B Convertible Preferred Stock, $0.01 par value
        (liquidation value $23,640,918; 760,000 shares
         authorized, 387,700 and 519,400 shares,
         respectively, issued and outstanding)                              22,962,211           28,100,250
     Common Stock, $0.01 par value (30,000,000 shares
         authorized, 9,054,860 and 6,572,135 shares,
         respectively, issued and outstanding)                                  90,549               65,721
     Additional paid-in capital                                             73,687,928           54,470,252
     Accumulated deficit                                                   (80,607,259)         (75,079,275)
                                                                      ----------------     ----------------
        Total stockholders' equity                                          16,133,429            7,556,948
                                                                      ----------------     ----------------
        Total liabilities and stockholders' equity                    $     17,634,832     $      8,064,098
                                                                      ================     ================

    The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                   2000              1999              2000              1999
                                             ---------------   ---------------   ---------------    ---------------
REVENUES:
    Sponsored research revenues              $       135,157   $       390,241   $       493,322    $     1,415,177
    Interest and investment income                    68,440            89,837           193,879            131,180
                                             ---------------   ---------------   ---------------    ---------------

          Total revenues                             203,597           480,078           687,201          1,546,357

COSTS AND EXPENSES:
    Research and development                         964,327         1,008,510         2,949,998          3,677,615
    General and administrative                       816,334           428,784         1,831,455          1,441,380
                                             ---------------   ---------------   ---------------    ---------------

          Total costs and expenses                 1,780,661         1,437,294         4,781,453          5,118,995
                                             ---------------   ---------------   ---------------    ---------------

NET LOSS                                     $   (1,577,064)   $      (957,216)  $    (4,094,252)   $    (3,572,638)
                                             ==============    ===============   ===============    ===============

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                        $        (0.28)   $        (0.25)   $        (0.83)    $         (1.49)
                                             ==============    ===============   ===============    ===============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE
                                                   7,551,257         6,569,557         7,077,747          3,983,820
                                             ==============    ===============   ===============    ===============








   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2000            1999
                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $   (4,094,252) $   (3,572,638)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                          350,361         608,435
            Issuance of common stock for services                                   25,000               -
      Changes in assets and liabilities:
            Decrease (increase) in prepaid expenses and other
               current assets                                                     (240,733)         78,674
            Increase in deferred revenue                                           675,000               -
            Increase (decrease) in accounts payable and accrued
               liabilities                                                         245,800        (389,506)
                                                                            --------------  --------------
      Net cash used in operating activities                                     (3,038,824)     (3,275,035)
                                                                            --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (97,109)        (41,202)
      Patent expenditures                                                         (187,894)       (127,297
      Net purchase of short-term investments                                    (1,352,195)     (2,451,140)
                                                                            --------------  --------------
         Net cash used in investing activities                                  (1,637,198)     (2,619,639)
                                                                            --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                                    (61,594)       (112,545)
      Payments on capital lease                                                     (9,957)              -
      Dividends paid                                                              (115,522)              -
      Proceeds from exercise of stock options and warrants                         304,168           5,366
      Issuance of common stock                                                  12,457,087       7,503,198
                                                                            --------------  --------------
         Net cash provided by financing activities                              12,574,182       7,396,019
                                                                            --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        7,898,160       1,501,345
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                                     2,510,274       2,795,429
                                                                            --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   10,408,434  $    4,296,774
                                                                            ==============  ==============







   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

     On April 27, 2000, the Company received notice from Maxygen Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information, which they allege was provided to the Company under the Agreement, to develop its own RACHITT-TM- directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. Arbitration is set to begin November 13, 2000. The Company believes that there is no merit to the allegations brought against it by Maxygen and believes the action will not have a material adverse affect on the financial statements. However, the Company cannot assure that its defense will be successful. If the Company is not successful, its business could be materially and adversely affected, and the Company could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected. The outcome of the arbitration cannot currently be determined or estimated. However, the Company has recorded accrued expenses of approximately $210,000 as of September 30, 2000 to cover estimated future legal costs for the arbitration.

     The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the 1999 Form 10-K.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

Revenue Recognition

         In August 2000, the Company entered into a collaboration agreement with Genencor International, Inc. ("Genencor") for research and development work on improved industrial proteins. Under the agreement, Genencor will provide $1 million of funding over the next two years. In May 2000, the Company entered into a licensing agreement with Genencor involving EBC's proprietary gene shuffling technology for directed evolution. Under the agreement, Genencor will use the Company's proprietary RACHITT-TM- technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. An initial licensing fee and an additional fee for an option to expand the licensing field were paid by Genencor in June 2000. In the event that Genencor's rights to the RACHITT-TM-technology are materially and adversely affected as a result of the arbitration with Maxygen, the payments received from Genencor are refundable. Payments received under the licensing and collaboration agreements during 2000 have been recorded as deferred revenue on the balance sheet.

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

NOTE 2.  COMMON STOCK OFFERING

         The Company completed a private placement of its common stock during September 2000. The Company offered and sold 2,000,000 shares of its common stock at $6.4325 per share. Net proceeds from the offering were approximately $12.5 million. In connection with the closing, warrants to purchase 600,000 shares of the Company's common stock were issued at an exercise price of $7.44. In addition, warrants to purchase 31, 375 shares of the Company's common stock at an exercise price of $7.44 per share were issued to The Trout Group, LLC, one of the Company's placement agents, in partial payment of their placement fees. The warrants expire in two years and have been recorded at an aggregate estimated fair value of $2,522,094, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free rate of 6.19 percent; expected dividend yield of zero; expected life of two years; and an expected volatility at an average weight of 125 percent.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

NOTE 3.  SERIES B CONVERTIBLE PREFERRED STOCK

     Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. It is the Company's present intent, however, to redeem the Series B Preferred Stock for common stock, subject to certain requirements. Accordingly, the Series B Preferred Stock is included in stockholders' equity. During the first nine months of 2000, 131,700 shares of Series B Preferred Stock were converted to 328,261 shares of common stock. As of September 30, 2000, 314,400 aggregate shares of Series B Preferred Stock had been converted to 541,950 shares of common stock.

         Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in December 1989, the Company has devoted substantially all of its resources to its research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its directed evolution technology, organosulfur compounds and biocatalyst development. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2000, the Company's accumulated deficit was $80,607,259.

RESULTS OF OPERATIONS

         The Company had total revenues for the three months ended September 30, 2000 and 1999 of $203,597 and $480,078, respectively. The decrease in total revenues of $276,481 was attributable to decreases in sponsored research revenues and in interest and investment income. The Company had sponsored research revenues of $135,157 during the third quarter of 2000 as compared to $390,241 during the third quarter of 1999. The decrease of $255,084 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a Department of Energy ("DOE") grant.

         The Company had total revenues for the nine months ended September 30, 2000 and 1999 of $687,201 and $1,546,357, respectively. The decrease of $859,156 in total revenues was attributable to decreases in sponsored research revenues offset in part by increases in interest and investment income. The Company had sponsored research revenues of $493,322 during the first nine months of 2000 as compared to $1,415,177 during the first nine months of 1999. The decrease of $921,855 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a DOE grant.

         Payments received under the licensing and collaboration agreements during 2000 have been recorded as deferred revenue on the balance sheet.

         The Company had interest and investment income of $68,440 in the third quarter of 2000 as compared to $89,837 in the third quarter of 1999. The decrease of $21,397 in interest and investment income resulted primarily because the Company's average balances of cash, cash equivalents and short-term investments during the third quarter of 2000 were less than those during the corresponding period of 1999.

         The Company had interest and investment income of $193,879 for the first nine months of 2000 compared to $131,180 for the first nine months of 1999. The increase of $62,699 in interest and investment income resulted primarily from a increase in the available cash from which interest and other investment income are generated.

          The Company had research and development expenses for the three months ended September 30, 2000 and 1999 of $964,327 and $1,008,510,
respectively, and for the nine months ended September 30, 2000 and 1999 of $2,949,998 and $3,677,615, respectively. The decrease in research and development expenses of $44,183 and $727,617, respectively, for the three and nine months ended September 30, 2000 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel and the charge to research and development expense in the first quarter of 1999 for warrants issued to Petro Star Inc. ("Petro Star") in the amount of $404,500. The Company expects its research and development expenses to remain below 1999 levels for the remainder of 2000, reflecting a decrease in the number of research and development personnel due to attrition and a change in the primary focus of the Company's research and development efforts to directed evolution technology.

         The Company had general and administrative expenses for the three months ended September 30, 2000 and 1999 of $816,334 and $428,784, respectively, and for the nine months ended September 30, 2000 and 1999 of $1,831,445 and $1,441,380, respectively. The increase of $387,550 and $390,065 for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of 1999 resulted from increases in legal expenses as a result of the Maxygen arbitration offset in part by the reduction of the administrative personnel at the end of the first quarter of 1999 and the sublease of approximately 5,700 square feet of space at the end of the second quarter of 1999. The Company expects a slight increase from 1999 levels in its general and administrative expenses during the remainder of 2000, reflecting increased business development activities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a private placement of its common stock during September 2000. The Company offered and sold 2,000,000 shares of its common stock at $6.4325 per share. Net proceeds from the offering were approximately $12.5 million. In connection with the closing, warrants to purchase 600,000 shares of the Company's common stock were issued at an exercise price of $7.44. In addition, warrants to purchase 31,375 shares of the Company's stock at an exercise price of $7.44 per share were issued to The Trout Group, LLC, one of the Company's placement agents, in partial payment of their placement fees. The warrants expire in two years and have been recorded at an aggregate estimated fair value of $2,522,094, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free rate of 6.19 percent; expected dividend yield of zero; expected life of two years; and an expected volatility at an average weight of 125 percent.

         For the nine months ended September 30, 2000, the Company used $3,038,824 of net cash in operating activities, incurred $285,003 in capital expenditures and provided $12,574,182 in net financing activities. At September 30, 2000, the Company had cash, cash equivalents and marketable securities totaling $15,205,828 and working capital of $12,932,330.

         The Company intends to spend approximately $20,000 during the remainder of 2000 for the purchase of laboratory and analytical instrumentation. The Company also expects to incur additional research and development expenses associated with its directed evolution technology, organosulfur compounds and biocatalyst development. In addition, the Company is subject to cost sharing arrangements under various collaboration agreements.

         In August 2000, the Company entered into a collaboration agreement with Genencor for research and development work on improved industrial proteins. Under the agreement Genencor will provide $1 million of funding to the Company over a two year period.

         In May 2000, the Company entered into a licensing agreement with Genencor involving EBC's proprietary gene shuffling technology for directed evolution. Under the agreement, Genencor will use the Company's proprietary RACHITT-TM- technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. An initial licensing fee and an additional fee for an option to expand the licensing field were paid by Genencor in June 2000. In the event that Genencor's rights to the RACHITT-TM- technology are materially and adversely affected as a result of the arbitration with Maxygen, the payments received from Genencor are refundable. Payments received under the licensing and collaboration agreements during 2000 have been recorded as deferred revenue on the balance sheet.

     In October 1999, the DOE approved the third year of funding to the Company of approximately $1.0 million for a program dedicated to the development of a BDS application for gasoline. Through September 30, 2000 the Company has recognized approximately $2.4 million in sponsored research revenue from the grant, of which approximately $200,000 was receivable at September 30, 2000. This receivable is included in prepaid expenses and other current assets on the balance sheet.

     The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations for at lease the next two years.

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

     On April 27, 2000, the Company received notice from Maxygen Inc.
that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT-TM- directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. The case is scheduled to go to arbitration beginning November 13, 2000. The Company believes that there is no merit to the allegations brought against it by Maxygen and believes the action will not have a material adverse affect on the financial statements. However, the Company cannot assure that its defense will be successful. If the Company is not successful, its business could be materially and adversely affected and the Company could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected. The outcome of the arbitration cannot currently be determined or estimated. However, the Company has recorded accrued expenses of approximately $210,000 as of September 30, 2000 to cover estimated future legal costs for the arbitration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 27, 2000, the Company received notice from Maxygen Inc. that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 between the Company and Maxygen. Maxygen claims that the Company used Maxygen's confidential information which they allege was provided to the Company under the Agreement to develop its own RACHITT-TM- directed evolution technology. The Company denies all allegations of Maxygen and believes that its technology was independently developed after the collaboration with Maxygen ceased. The case is scheduled to go to arbitration beginning November 13, 2000. The Company believes that there is no merit to the allegations brought against it by Maxygen and believes the action will not have a material adverse affect on the financial statements. However, the Company cannot assure that its defense will be successful. If the Company is not successful, its business could be materially and adversely affected and the Company could be required to enter into cross license agreements, pay a substantial amount in damages or otherwise have its proprietary rights in directed evolution technology adversely affected. The outcome of the arbitration cannot currently be determined or estimated. However, the Company has recorded accrued expenses of approximately $210,000 as of September 30, 2000 to cover estimated future legal costs for the arbitration.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 8, 2000, the Company completed a private placement of units consisting of its common stock and warrants to purchase shares of its common stock. In the private placement, the Company sold an aggregate of
128.65 units which consisted of an aggregate of 2,000,000 shares of its common stock and two year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $7.44 per share. Each unit consisted of approximately 15,546 shares of the Company's common stock and a warrant to purchase approximately 4,664 shares of the Company's common stock, and each unit sold for a purchase price of $100,000.

         The Company raised approximately $12.8 million ($12.5 million net of placement fees and expenses). The Company intends to use the net proceeds of the private placement for general corporate purposes.

         The Trout Group, LLC ("Trout Group") and Ten Peaks Capital Corp. ("Ten Peaks") served as placement agents for the private placement. In consideration for such services, the Company paid Ten Peaks placement fees of approximately $159,000, paid Trout Group placement fees of approximately $201,000 and issued a two year warrant to Trout Group to purchase 31,375 shares of the Company's common stock at an exercise price of $7.44 per share.

         The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D. The purchasers in the private placement consisted only of accredited investors.

         On October 31, 2000, the Company filed a registration statement to register both (i) the shares of common stock sold in the private placement and (ii) the shares issuable upon exercise of the warrants issued pursuant to the private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              4.1 Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 21, 2000 (the "Form 8-K")).

              4.2 Form of Warrant (incorporated by reference to Exhibit 4.2 on the Form 8-K).

             10.1 +Collaboration Agreement dated August 25, 2000 between EBC and Genencor International, Inc.

             10.2 Offer of Employment, dated August 30, 2000, between EBC and David Carpi.

             11.1   Statement regarding Computation of Per Share Earnings.

             27.1   Financial Data Schedule.

         b.  Reports on Form 8-K

              On September 21, 2000, the Company filed a current report on Form 8-K reporting an event under Item 5.

              +Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act/ Such omitted portions have been filed separately with the Commission.

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

Enchira Biotechnology Corporation

By:   /s/ Peter P. Policastro
      -------------------------------------
      Peter P. Policastro
      Chief Executive Officer and President

Date: November 10, 2000

By:   /s/ Paul G. Brown III
      -------------------------------------
      Paul G. Brown III
      Chief Financial Officer and Vice President, Finance and Administration

Date: November 10, 2000