Form 10-Q/A
period 2000-06-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2000-11-14
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                PRELIMINARY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2000 is being filed solely for the purpose of filing Exhibit 10.1, which was inadvertently omitted from the Registrant's Form 10-Q filed on August 14, 2000.

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

             10.1++ License Agreement dated May 17, 2000 between Genencor International, Inc. and the Company.

             11.1* Statement regarding Computation of Per Share Earnings.

             27.1* Financial Data Schedule.

+    Incorporated herein by reference.

++ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

*    Previously filed with the original Form 10-Q filed on August 14, 2000.


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

Date: November 10, 2000