Form 10-K
period 2000-12-31
ENCHIRA BIOTECHNOLOGY CORP
filed 2001-04-02
CIK 895677

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                           Commission File No. 0-21130

                             ----------------------

                        ENCHIRA BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                            04-3078857
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)             Identification No.)

             Enchira Biotechnology
                  Corporation
           4200 Research Forest Drive
              The Woodlands, Texas                          77381
    (Address of principal executive offices)             (zip code)

                                 (281) 419-7000
              (Registrant's telephone number, including area code)

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,553,700 as of March 8, 2001, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $3.50 per share and assuming full conversion of the registrant's Series B Convertible Preferred Stock. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 8, 2001, 9,079,313 shares of common stock were outstanding and 387,700 shares of Series B Convertible Preferred Stock (convertible into 1,156,622 shares of common stock) were outstanding.

      Certain sections of the registrant's definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

================================================================================

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

Part I.

Item 1. Business

Overview

      Enchira Biotechnology Corporation ("Enchira" or the "Company") is developing high throughput in vitro DNA recombination technologies to accelerate development of improved proteins for pharmaceuticals, agricultural and a broad range of industrial applications. However, on March 6, 2001, Enchira received an unfavorable ruling in an arbitration proceeding with Maxygen Inc. ("Maxygen") with respect to certain of its gene shuffling RACHITT(TM) and high throughput screening technologies which could result in costly licensing or royalty fees to Enchira, an outright prohibition of Enchira's use of such technologies or other remedies. Please see "--Enchira's Technology--Gene Shuffling Technology," "--Competition" and "Risk Factors--We Have an Arbitration Proceeding with Maxygen Regarding Our RACHITT(TM) Technology in which We Have Received an Unfavorable Ruling" for a more detailed description of the arbitration and its possible consequences. Enchira is actively pursuing satisfactory resolution of this dispute with Maxygen, pursuant to the arbitrator's ruling, as well as exploring its other alternatives. As a result, at the present time, no assurance can be given that we will continue to be able to use our RACHITT(TM) technology for pharmaceutical or other applications. DNA recombination is a central aspect of sexual reproduction and is the process that enables variation of offspring from parents. It is the reason brothers and sisters within a family can vary so greatly while coming from the same parents and parental DNA. Recombination is the basis for evolution. Enchira believes that the harnessing of this technology will lead to extraordinary improvements in man's ability to alter DNA to address un-met medical needs and many other problems.

      Traditional molecular methods of altering proteins rely on random mutations (termed "random mutagenesis") or directed mutations (termed "site-directed mutagenesis"), both of which have significant limitations in their ability to alter protein structure. Random mutagenesis typically relies on screening through immense libraries for limited and rare gains in activity. Site-directed mutagenesis can only be applied to limited areas within a DNA sequence, and therefore, produces limited gains in protein activity. Also, there is often inadequate structural knowledge to effectively apply site-directed mutagenesis for most proteins. In contrast, DNA recombination combines genes from parents such that the recombined (or chimeric) DNA molecules code for altered but active protein molecules. It is the basis of the exquisite selectivity of the immune system. Through recombination, the immune system can produce highly specific antibodies and T cells to ward off attack from a vast array of pathogens.

      Enchira's recombinant DNA technologies can be applied at the molecular level to individual genes, or can be used to extend DNA recombination to gene families, and clusters of genes within operons. This allows Enchira to conduct controlled, directed evolution experiments to change DNA and proteins in previously unfeasible ways and to accomplish the change on an accelerated timescale.

      Enchira has demonstrated the application of its technology in enzyme improvement for biodesulfurization enzyme pathways and in the alteration of enzymes involved in fluorescence and antibiotic resistance. As a result, Enchira entered into a licensing agreement with Genencor International, Inc. ("Genencor") in May 2000 to use Enchira's directed evolution capabilities to improve the properties of specified industrial proteins. Enchira also collaborates with researchers at The University of Texas M. D. Anderson Cancer Center ("M. D. Anderson Cancer Center") in Houston to alter the binding properties of certain human growth factors that may lead to creation of new therapeutic proteins for treatment of breast cancer.

      In 2001, Enchira is committed to applying its high throughput in vitro DNA recombination technologies to pharmaceutical applications. Genetic information and other scientific knowledge arising from the human genome project forms the basis for many opportunities to utilize the technology in drug development. Enchira's long-term strategic plan includes both collaborative arrangements in drug discovery applications as well as internal pharmaceutical product development. Enchira seeks to augment its technology platform in the area of bioinformatics, as well as other areas of strategic importance through in-house development and acquisition as such opportunities become available.

      Enchira's executive offices and laboratories are located at 4200 Research Forest Drive, The Woodlands, Texas 77381. Enchira can be contacted by phone 281-419-7000, fax 281-364-6112, or by e-mail (info@enchira.com). Enchira's website is located at www.enchira.com.

Enchira's Technology

Gene Shuffling Technology

      Enchira has developed high throughput DNA recombination technologies for "directed evolution." These technologies harness the power of genetic recombination, which is largely the basis for evolution of all species. This technology enables directed changes of DNA encoded materials to desired genotypes and characteristics in ways previously unfeasible. The power of DNA recombination lies with its ability to recombine DNA in ways that lead to functionally modified but active proteins. Because genes encode an extremely broad array of proteins, the application of this technology is also broad -- ranging from industrial proteins to altered agricultural products to improved therapeutics and gene therapies. Each of these applications varies with respect to the speed with which products can be developed, the technical challenges required for successful commercial development, and the profit margins on commercialized products.

      With Enchira's recombinant DNA technologies, different genes and gene fragments from diverse sources with similar characteristics are recombined in a controlled laboratory setting. This process generates combinatorial libraries of new chimeric genes that will direct the synthesis of novel proteins. The term "chimeric" refers to a gene composed of fragments from multiple sources.

      Enchira's technology platform for directed evolution and product development includes proprietary methods of creating genetic diversity, a suite of recombinant DNA methods, expertise in developing sophisticated, high throughput screens, biocatalysis and metabolic engineering experience, and expertise in protein-based therapeutics for oncology, bioinformatics, proteomics, and molecular modeling. The Enchira toolbox of recombinant DNA methods includes techniques appropriate for differing conditions of gene size (single gene, gene famility, operon) and the desired degree of chimeragenesis. Enchira has demonstrated the application of its technology in oxygenase enzyme improvement and in alteration of enzymes involved in fluorescence and antibiotic resistance.

      One element of the current technology platform is the RACHITT(TM) gene shuffling method. The RACHITT(TM) name is derived from RAndom CHImeragenesis on Transient Templates. A schematic diagram of the RACHITT(TM) method is available at www.enchira.com/gene_shuffling. In the first step, a single strand of one gene is chosen as the scaffolding (or "template") for the construction of a new gene. This hybridization-based method then involves annealing (binding) a population of short, single-stranded DNA donor fragments onto the intact, full-length single-stranded scaffold or template. The small, single-stranded fragments of other genes are called Chimerons(TM). These fragments can be recruited from different but related genes or can be similar fragments recruited from other (uncharacterized) genes in the cell. In fact, the "donor" DNA need not be characterized at all, but can be DNA extracted from cells, clinical samples or the environment. After the hybridization step, a complete double-stranded DNA molecule is prepared by using enzymes to trim the overlapping or unbound flaps, fill in gaps, and seal the nicks. In this process, the template aligns DNA fragments such that a library of contiguous chimeric molecules is generated. The transience of the "template" strand is achieved by its specific removal in the next step. This key feature ensures that the final population is composed of only the new, variant genes, free from contamination by the parentals, which would increase the task of subsequent screening and analysis. The last steps involve duplex formation and cloning of the chimeric strands using well-established genetic engineering techniques. Since a large number of possible combinations exist, the resulting pool of molecules represents a large "library" of genetic variants, numbering from the thousands to millions of candidate genes. This procedure can be repeated in a matter of hours after the conditions for particular templates are determined. The candidates are then screened using automation, robotics and robust and predictive micro-assays in a process referred to as "high throughput screening" (HTS), a process which Enchira has used for many years. Successful use of the RACHITT(TM) technique is described in the paper "DNA Shuffling Method for Generating Highly Recombined Genes and Evolved Enzymes," by W.M. Coco et al to be published in Nature Biotechnology, April 2001 edition.

      On March 6, 2001 Enchira received a ruling in its arbitration proceeding with Maxygen in which the arbitrator found that Enchira breached several provisions of its License and Development Agreement with Maxygen dated May 19, 1997 (the "Collaboration Agreement") with respect to the RACHITT(TM) technology and HTS. As a result, Enchira may be required to pay a cross license fee, royalties or other remedies in order to continue using its RACHITT(TM) technology, or it may be prohibited from further use of and rights in the technology. Please see "--Competition" and "Risk Factors--We Have an Arbitration Proceeding with Maxygen Regarding Our RACHITT(TM) Technology in which We Have Received an Unfavorable Ruling" for further discussion of the arbitration.

      Enchira believes that its suite of high throughput DNA recombination technologies has significant advantages over other methods of DNA recombination, and that its methods offer faster and less costly means of creating libraries of chimeric genes. These advantages include:

            1. Control on the frequency of recombination such that high frequency, high-resolution recombination is possible. For example, RACHITT(TM) has been demonstrated to produce frequencies of recombination events (crossovers) that are at least 5 to 10 fold greater than the published results given for other competitive methods. As such, these libraries contain a substantially greater diversity.

            2. Elimination of parental sequences from the recombined libraries. Competing methods of recombination produce libraries that consist of typically 30% to 70% parental DNA. In all directed evolution efforts, a library of recombinant DNA molecules is produced and these libraries are expressed and screened. The screening segment of the directed evolution effort is the most costly and time-consuming segment since the libraries may contain 100,000 to several million recombined DNA molecules that are subsequently expressed to chimeric proteins. By eliminating parental DNA from entering the libraries, screening libraries are smaller, thus reducing waste.

            3. Greater control over location of recombination with the RACHITT(TM) hybridization-based method. Hybridization enables more precise control of the locations where recombination may be allowed to occur. If one is working with a target protein that contains sites that one desires to leave unchanged (such as the active site of an enzyme), RACHITT(TM) can facilitate this by limiting recombination to specific regions.

            4. Very little DNA preparative work is required before gene shuffling. In the RACHITT(TM) technique, Chimerons(TM) are recruited directly from genomic DNA and introns (intervening sequences that interrupt the coding sequence of a gene) do not need to be excised. Other methods require time-consuming isolation of mRNA and re-creation of the complementary DNA
                  (cDNA) sequence in order to generate fragments for shuffling or reassembly.

            5. It is a non-random process that "shuffles" genetic domains that have already demonstrated their relevance. Some conventional methods of creating diversity rely on chemical or other means to randomly create changes (mutations) in the target genes. The mutations in the genes from the Enchira protocols are the result of recombining related sequences to create new permutations.

            6. Reactions are conducted in a test tube, which allows precise control over the conditions of recombination. In this way, researchers can customize each reaction based on the particular sequences that are to be recombined and the number of "crossovers" (recombination events) that are desired per gene. Other methods do not offer this level of control.

      Enchira's gene shuffling technologies have provided a robust and versatile platform for expansion of its capabilities, expertise and technologies into areas strongly aligned with healthcare, including protein therapeutics and oncology, industrial proteins, anti-infectives, bioinformatics, and proteomics. Enchira plans to strengthen its platform in these key areas. The Company also plans to apply its directed evolution technologies to development of Enchira's discovery products as well as in an opportunistic fashion to other development projects.

Protein therapeutics and oncology

      Enchira currently collaborates with Professor Mien-Chie Hung, Chairman of the Department of Molecular and Cellular Oncology and Director of the Breast Cancer Basic Research Program at The University of Texas M.D. Anderson Cancer Center. The objective of this effort is to combine Enchira's directed evolution capabilities with Dr. Hung's experience in the molecular biology of breast cancer to create variants of protein ligands that have been evolved to bind cell surface receptors implicated in the most severe cases of breast cancer. A specific objective of this project is to create new variants that bind to a particular growth factor receptor and block signal transduction, thus blocking the proliferation of cancerous cells.

Anti-infectives and other products

      Enchira has a strong historical background in metabolic engineering and has used recombinant DNA technology to create orders-of-magnitude improvements in metabolic flux through microbial pathways. Using the tools of directed evolution, Enchira is working on projects to alter the metabolic flux in an antibiotic synthesis pathway. Enchira believes that these projects may lead to improved antibiotics and more cost effective processes of manufacturing existing antibiotics as well as other products that are produced using microorganisms.

Industrial proteins

      In August 2000, Enchira entered into a collaboration with Genencor International to apply Enchira's directed evolution technology to improvement in certain industrial enzymes. This program utilizes not only Enchira's technology in directed evolution but also its extensive collective experience in developing selections and screens for improved enzyme activity and in the subsequent purification and characterization of the kinetic properties of the variants. Improved versions of industrial enzymes face a relatively short approval process, and Enchira believes such versions could be in the marketplace in 3 to 4 years.

Bioinformatics & Proteomics

      Analysis of the large numbers of improved genes and proteins can lead to a better understanding of the underlying relationships between structure and function. Dr. Tony Gorry, Friedkin Professor of Management and Professor of Computer Science at Rice University, has recently joined Enchira's Board of Directors to strengthen its efforts in this area.

Other capabilities and equipment

      Enchira's technology platform includes sophisticated analytical and high throughput screening capabilities that are used to identify the improved genes that are created through its proprietary processes. Enchira also has a fully equipped fermentation pilot plant that can serve, if necessary, for the production of kilogram quantities of developmental recombinant proteins.

Market Overview

      Enchira believes that its high throughput DNA recombination technologies will be an effective means to improve protein-based therapeutics as well as to improve the biocatalytic routes to prepare a variety of small-molecule drugs and vitamins. Worldwide sales of pharmaceuticals are estimated to be $120 billion, which includes protein-based pharmaceuticals of approximately $20 billion and drugs produced through biocatalysis comprising approximately $10 billion. Enchira's strategy involves a two-prong approach. In the short-term, Enchira plans to apply its recombinant DNA technologies and HTS capabilities to product discovery and development in the pharmaceutical sector through R&D agreements with established companies in the pharmaceutical industry. These projects will provide the shorter-term cash flow necessary to build the company for the achievement of longer-term goals. In the longer term, Enchira plans to utilize its capabilities in directed evolution and drug development to create new drug leads internally for licensing to the pharmaceutical industry.

Therapeutic proteins

      Protein therapeutics represents one of the largest selling classes of therapeutics. Many products within this category address unmet therapeutic needs, and, as such, experience rapid adoption and growth. The high sales potential is evidenced by the $4 billion combined annual sales of erythropoetin by Amgen as Epogen(R), which is used to treat anemia in renal dialysis and by Johnson and Johnson as Procrit(R), which is used to treat cancer chemotherapy patients. Another example is the $650 million sales of Immunex's Embrel(R), a certain inhibitor for treatment of rheumatoid arthritis.

      Protein therapeutics fall into four broad categories -- hormones, cytokines, serum proteins, and enzymes. Examples in each class illustrate the potential market size and therapeutic importance of these compounds.

      1. Hormones. Hormones control many aspects of human development and regulation of the reproductive system. For example, human growth hormone is a 191 amino acid protein that is used to treat children who lack adequate endogenous growth hormone secretion, patients with chronic renal insufficiency, and patients with Turner syndrome. Human growth hormone is a $1.5 billion product developed by eight companies in the U.S. Interleukin-11 (IL-11) is a thrombopoietic growth factor comprising 177 amino acids that acts to increase blood platelet production. IL-11 is indicated for the prevention of severe thrombocytopenia (low platelets) and the reduction of the need for platelet transfusions following myelosuppressive chemotherapy in patients with nonmyeloid malignancies.

      2. Cytokines. Cytokines are proteins secreted by cells to regulate immune system inflammatory responses. Interferons, a large class of cytokines, are a family of naturally occurring small proteins and glycoproteins with molecular weights of approximately 15,000 to 27,600 daltons that are produced and secreted by cells in response to viral infections and to synthetic or biological inducers. Once bound to the cell membrane, interferons initiate a complex sequence of intracellular events, which in vitro studies have demonstrated include (i) induction of certain enzymes, (ii) suppression of cell proliferation, (iii) immunomodulating activities (e.g. enhancement of the phagocytic activity of macrophages and augmentation of the specific cytotoxicity of lymphocytes for target cells), and (iv) inhibition of virus replication in virus-infected cells. Specifically, interferon-(beta), a 165 amino acid protein, is indicated for use in patients with relapsing-remitting multiple sclerosis to reduce the frequency of clinical exacerbations. Year 2000 sales of Biogen's 165 amino acid protein product, Avonex(R), were $761 million. Sales of (alpha)- interferon, which is used to treat a variety of viral and neoplastic diseases, were in excess of $2 billion in 2000.

      3. Serum proteins. Serum proteins are proteins contained in the plasma component of blood. Factor VIII and IX are specific clotting factors that are deficient in patients with hemophilia A and B, respectively. The administration of Factor VIII and IX provides an increase in plasma levels of these proteins and can temporarily correct the coagulation defect in these patients. Collective sales of these products exceed $1 billion annually.

            4. Enzymes. Enzymes comprise the majority of proteins within cells and will represent a vast opportunity for directed evolution, as the function of many newly identified enzymes are determined. Enzymes are particularly amenable to molecular evolution efforts based on recombination, since the structure of most enzymes is complex and optimization with traditional methods is extremely difficult. Genzyme's Cerezyme(R)is a 497 amino acid protein that is an analogue of the human enzyme,
                  (beta)-glucocerebrosidase that is used to treat Gaucher disease. Gaucher disease is characterized by a deficiency of
                  (beta)-glucocerebrosidase activity, resulting in accumulation of glucocerebroside in tissue macrophages that become engorged and are typically found in the liver, spleen, and bone marrow and occasionally in the lungs, kidneys, and intestines. Genzyme had sales in 2000 of approximately $470 million for Cerezyme(R)for Gaucher disease.

Antibodies

      Monoclonal antibodies comprise one of the fastest growing segments of the protein-related therapeutic market, and, with the advent of recent humanization technology, hundreds of antibodies have entered development. It is estimated that one quarter of all biotech drugs in development are antibody-based. As with other protein therapeutics, it appears likely that directed evolution can be used to improve the affinity, specificity, potency, shelf life, and other attributes of antibodies. To date, the highest affinity antibody ever developed was developed using high throughput DNA recombination.

      To date, the FDA has approved nine monoclonal antibody-based products for sale such as Rituxan(R) (IDEC). The majority of these antibodies have been on the market for less than three years. A large number of companies are developing monoclonal antibody-based products. The estimated 2000 revenues for the two highest selling of these antibodies are in excess of $1.5 billion.

Vaccines

      Worldwide sales of vaccines exceeded $4 billion in 1999. The Company believes that high throughput DNA recombination may be useful in many aspects of vaccine development. Vaccines can be divided into three classes: inactivated, subunit vaccines, and live attenuated vaccines.

      An inactivated virus vaccine is prepared by killing the virus using chemical agents (e.g. hepatitis A vaccine). In contrast, the subunit vaccine is prepared by purifying and concentrating surface proteins of the virus, called subunits. Preparation of a subunit vaccine requires knowledge of specific surface antigens and the potential of blocking these antigens to prevent infection. Merck and Glaxo SmithKline have subunit vaccines for Hepatitis B with sales over $500 million in the aggregate. Inactivated and subunit vaccines have little or no risk of infection from the vaccine itself if the virus has been adequately inactivated, but these vaccines may not trigger a sufficient immune response to provide protection against the wild-type (naturally-occuring) virus. Also, subunit and inactivated vaccines can produce antibodies in the bloodstream, but are less able to produce antibodies in mucous membranes where the wild-type virus enters the body.

      Live virus vaccines are a weakened form of the virus that is infectious enough to trigger a lasting immune response to the wild-type virus. Examples of live virus vaccines include those for polio, yellow fever, measles, mumps, rubella, and chicken pox. These vaccines are developed by multiplying the viruses sequentially in non-human cells wherein the viruses gradually change in activity towards humans. The weakened virus is then tested in animal models for safety and effectiveness, followed by tests in humans in small- and large-scale trials.

      The primary advantage of live virus vaccines is their ability to activate a complete immune response, including development of antibodies at the infection site and within the blood as well as cell-mediated immunity.

Consequently, live virus vaccines are often considered to be more effective in providing immunity than subunit or inactivated vaccines. Live virus vaccines also offer attractive routes for administration through the nose or mouth. In persons with weakened immune systems however, the live vaccine has the potential to produce a disease resembling the wild-type infection. Additional potential risks have been recognized for live virus vaccines. First, live virus strains can continue to change as they multiply in human hosts, so it is possible that the modified virus could revert to the wild-type strain - a recognized potential problem with the polio vaccine. Second, a weakened vaccine virus may exchange genetic information with wild-type strains after the vaccine has been administered, again creating the potential for a disease similar to that caused by the wild-type strain. Recombination of the viral DNA with human DNA of the patient is another potential theoretical concern.

      High throughput DNA recombination may offer new opportunities for vaccine development. With conventional methods, live attenuated vaccines are produced through rounds of growth under defined conditions, as described above. For example, cold-adapted influenza vaccine technology developed at the University of Michigan created weakened influenza strains by growing the virus under progressively colder conditions until the viruses lost their ability for sufficient growth at human body temperature. High throughput DNA recombination may offer approaches to accelerate this process of evolving whole vaccines to desired phenotypes. Likewise, many subunit vaccine candidates are not sufficiently immunogenic. Shifting the presentation of these antigens using recombination may induce immunogenicity. Advantages include development of vaccines for indications that are currently unavailable on the market and improved versions of existing vaccine products.

Anti-infectives and Biocatalysis

      Biocatalysis is a process whereby an enzyme or a series of enzymes from microorganisms are used to produce molecules that cannot be produced or are uneconomical to produce by traditional synthetic chemistry methods. In many instances the DNA sequence for these enzymes is available as well as the sequence for an entire operon encoding a series of enzymes that are required for a biocatalytic conversion. These enzymes and their operons are amenable to high throughput DNA recombination and directed evolution, providing potential opportunities for Enchira's technology.

      The majority of anti-infective agents and traditional cancer chemotherapeutics are produced by biocatalysis. Polyketide pharmaceuticals represent an important subgroup of these products, and this class of compound is used in antibiotics, anticancer drugs, cholestrol-lowering drugs, immuno-suppressants, and applications in animal health and agricultural products. Examples are listed in the table below. Currently, 20 polyketide products are available commercially with annual aggregate sales of more than $10 billion. Two broad-spectrum antibiotics, clarithromycin, and azithromycin, accounted for sales of approximately $2.3 billion in 2000. The emergence of antibiotic-resistant organisms has recently spurred new interest in development of improved or novel anti-infectives. By employing Enchira's high throughput recombination technologies to the genes coding for polyketide synthase complexes, improved versions of these antibiotics active against resistant strains may be developed.


      -----------------------------------------------------------------------
      Compound                                       Action
      -----------------------------------------------------------------------
      azithromycin (Zithromax(R)).                   Antibacterial
      -----------------------------------------------------------------------
      clarithromycin (Biaxin(R))                     Antibacterial
      -----------------------------------------------------------------------
      erythromycin                                   Antibacterial
      -----------------------------------------------------------------------
      rifamycin (Rifampin(R))                        Antibacterial
      -----------------------------------------------------------------------
      tetracyclines                                  Antibacterial
      -----------------------------------------------------------------------
      doxorubicin (Adriamycin(R))                    Anticancer
      -----------------------------------------------------------------------
      amphotericin B                                 Antifungal
      -----------------------------------------------------------------------
      lovastatin (Mevacor(R))                        Cholesterol-lowering
      -----------------------------------------------------------------------
      pravastatin (Pravacol(R))                      Cholesterol-lowering
      -----------------------------------------------------------------------
      simvastatin (Zocor(R))                         Cholesterol-lowering
      -----------------------------------------------------------------------
      tacrolimus (FK506, Prograf(R))                 Immunosuppressant
      -----------------------------------------------------------------------
      sirolimus (Rapamycin(R))                       Immunosuppressant
      -----------------------------------------------------------------------
      spinosad                                       Insecticide
      -----------------------------------------------------------------------
      avermectin                                     Veterinary product
      -----------------------------------------------------------------------

Business Strategy

      Enchira's strategy involves a two-prong approach. In the short-term, Enchira plans to apply its recombinant DNA technologies and HTS capabilities to product discovery and development in the pharmaceutical sector through R&D agreements. These projects will provide the shorter-term cash flow necessary to build the company for the achievement of longer-term goals. In the longer term, Enchira plans to utilize its capabilities in directed evolution and drug development to create new drug leads internally for licensing to the pharmaceutical industry.

Research and Development Progress

      Enchira's technical efforts have focused on expanding the scope of its intellectual property position in the directed evolution field and applying the technology to commercially relevant targets identified by Enchira and its collaborators. One of Enchira's objectives in 2000 was to demonstrate utility of the RACHITT(TM) technology in a model system that would be recognized by experts in the field. The manuscript, "DNA Shuffling Method for Generating Highly Recombined Genes and Evolved Enzymes," which describes the successful application of this technology, will be published in Nature Biotechnology (a prestigious, peer reviewed scientific journal) in the April 2001 edition. In addition to this external affirmation, Enchira's scientists conducted a number of internal demonstrations to explore the potential for the RACHITT(TM) technology as well as to develop new ways to "shuffle" larger and larger sections of DNA, to use less well-characterized sources of donor DNA, and to shuffle DNA by other methods. These projects confirmed the ability to recruit DNA (Chimerons(TM)) directly from uncharacterized environmental extracts, to "shuffle" multi-gene operons, and to create large libraries of recombinant human growth factor genes. Another objective is to automate the gene shuffling processes, thereby increasing its precision and further increasing the rate of product development.

      Enchira has been applying its directed evolution platform to a number of important targets. These include an industrial enzyme target identified by Genencor in its collaboration with Enchira, an oncology target as part of the collaboration with the MD Anderson Cancer Center, an antibiotic synthesis system that may create antibiotics with improved properties, and a human growth factor. Other targets may be added in future potential collaborations. Enchira also received funding from the United States Department of Energy for the third and final year of a three-year program to develop a biocatalyst for gasoline desulfurization through application of its directed evolution technologies.

Collaborations and Licenses

      In May 2000, Enchira licensed the RACHITT(TM) technology to Genencor for use in the field of industrial proteins for cleaning, textiles, grain processing, animal feed, and food ingredients. The license agreement included an upfront fee, milestone payments, and product royalties. In August 2000, Enchira executed a follow-on R&D collaboration agreement for directed evolution of certain industrial enzymes, which represents a $1.5 billion market. In October 2000, Enchira established a joint collaboration with the M. D. Anderson Cancer Center to apply its directed evolution technologies to the development of more effective cancer therapies targeted toward epidermal growth factor receptors. In this collaboration, Enchira will provide directed evolution and robotic screening research.

      While Enchira plans to remain opportunistic with respect to directed evolution programs with corporate and academic collaborators, the primary focus, and the focus of its internal programs, is aimed toward the therapeutic sector since this sector has historically produced substantially higher margin products.

Competition

      Enchira has applied the principles of directed evolution for over 10 years to improvements in the metabolic flux through its biodesulfurization system. The field of directed evolution has become increasingly popular in the last 2-3 years, and a number of companies have arisen promoting "gene shuffling" technologies, most notably Maxygen, Diversa, and Applied Molecular Evolution. Maxygen's technology, based on the Stemmer or "sexual PCR" and "staggered extension" methods, involve fragmentation and reassembly of related genes using PCR (polymerase chain reaction). Diversa creates diversity by isolating whole, active genes from environmental samples. If necessary, they can create diversity at targeted regions in the gene using site-saturation mutagenesis or they can "reassemble" related genes into novel combinations. Applied Molecular Evolution identifies certain critical regions of proteins and then creates a library of randomly generated variants at this region.

      Enchira believes that its technologies represent unique and rapid methods of directed evolution. The RACHITT(TM) gene shuffling method does not rely on either PCR reassembly of genes, isolation of active genes from nature, or randomization of particular gene segments. Instead, a transient template is used as a scaffold to gather related gene segments, and retains only the relevant DNA through flap-trimming. It is not a random process. As described earlier, the process is completed by fill-in of the unpaired portions of the scaffold, ligation of the fragments, and destruction of the template. Other distinguishing features include 1) the ability to use immediately complex DNA as a source of fragments, 2) a larger number of recombinations per gene than reported by other methods and 3) no requirement for an understanding of structure/function relationships in order to target particular regions of the gene. Enchira is currently involved in arbitration proceedings with Maxygen. On March 6, 2001, retired Federal Judge Charles Renfrew, the arbitrator in Enchira's arbitration proceeding with Maxygen, issued a ruling in which he sided with Maxygen on three of their four arguments that Enchira breached the Collaboration Agreement between the two parties. He directed the parties to meet in an attempt to reach an agreement for an appropriate remedy which could result in the requirement that Enchira cross license its RACHITT(TM) technology from Maxygen or an outright prohibition of Enchira's use of and rights in the RACHITT(TM) technology. See "Risk Factors--We Have an Arbitration Proceeding with Maxygen Regarding Our RACHITT(TM) Technology in which We Have Received an Unfavorable Ruling" for a more complete description of such arbitration.

Patents and Proprietary Technology

      A provisional patent application for Enchira's RACHITT(TM) technology was filed at the US Patent and Trademark Office (the "PTO") on October 19, 1999, and an updated regular application was filed at the PTO on February 29, 2000. The Company filed a worldwide patent application on the RACHITT(TM) technology under the Patent Cooperation Treaty ("PCT") on October 19, 2000. In addition to the RACHITT(TM) patent applications, Enchira filed a number of other patent applications involving other recombinant DNA technologies. These applications included 11 Provisional Patent applications and four regular applications filed with the PTO as well as one additional PCT application.

      Enchira continues to maintain its core patents in biodesulfurization technologies. In total, Enchira has rights to 33 U.S. patents (including cell recombinant DNA and fundamental process patents) and 35 foreign patents related to biodesulfurization. Biodesulfurization-related patents issued to or licensed by Enchira begin to expire in the year 2010. See "--Risk Factors--Any inability to adequately protect our proprietary technologies could harm our competitive position."

Employees and Consultants

      Enchira believes that its success will be based, among other things, on achieving and retaining scientific and technological superiority and on identifying and retaining capable management. Enchira has assembled a highly qualified team of scientists as well as executives with experience in the biotechnology industry.

      As of December 31, 2000, Enchira employed 33 people, 14 of whom hold Ph.D. degrees. Enchira's employees represent collective expertise in molecular biology, microbiology, biochemistry, chemistry and chemical engineering.

Government Regulation

      Certain of Enchira's current and planned operations are, or may be, subject to regulation under various federal and state laws pertaining to protection of the environment and employee health and safety. In the course of its current research and development activities, Enchira generates small quantities of solid and hazardous wastes that are subject to regulation under the Resource Conservation and Recovery Act ("RCRA") and various other federal and state regulations. The research and development activities of Enchira are also subject to the Occupational Safety and Health Act ("OSHA") and similar state laws and regulations. Enchira believes that it is in compliance with all such material federal and state laws.

Risk Factors

Enchira may be referred to as "we," "us," or "our" in the Risk Factors below.

      o WE HAVE AN ARBITRATION PROCEEDING WITH MAXYGEN REGARDING OUR RACHITT(TM) TECHNOLOGY IN WHICH WE HAVE RECEIVED AN UNFAVORABLE RULING.

      On April 27, 2000, we received notice from Maxygen that they had elected to seek arbitration under the Collaboration Agreement. Maxygen claims that we used their confidential information, which they allege was provided to us under the Collaboration Agreement to develop our own RACHITT(TM) directed evolution technology. We continue to deny all of Maxygen's allegations and believe that our technology was independently developed after the collaboration terminated. The arbitration hearing was held in November 2000.

      On March 6, 2001, we received an unfavorable ruling in our arbitration proceeding with Maxygen from Judge Renfrew, the arbitrator. His opinion found that Enchira breached several provisions of the Collaboration Agreement with Maxygen with respect to Enchira's RACHITT(TM) and high throughput screening technologies, but Judge Renfrew did not specify a remedy for such breaches in his ruling. Judge Renfrew directed that the parties meet to see if they can arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, we will again appear before Judge Renfrew who will issue a decision on the appropriate remedies. While we will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, we also intend to investigate alternative actions that will permit us to continue to develop the RACHITT(TM) technology that we believe is our independent technology.

      We cannot assure that Maxygen will agree to cross license the RACHITT(TM) technology to us or that we will otherwise be able to enter into a settlement that allows us to continue to develop the RACHITT(TM) technology on terms favorable to us or at all. In addition, the uncertainty surrounding the outcome of the arbitration and the delay in bringing such matter to conclusion could materially and adversely affect our ability to secure additional capital on a timely basis or at all. Further, should the settlement or other remedies imposed by the arbitrator be adverse to us and we are not otherwise able to overcome the arbitrator's decision, our ability to continue as a going concern may be limited.

      - WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

      We have incurred net losses since our inception and expect losses to continue in the foreseeable future as we continue to expense capital for the ongoing development and commercialization of our high throughput in vitro DNA recombination technology. We have received a limited amount of revenue to date from the use or sale of such technology. At December 31, 2000, we had an accumulated deficit of $83 million. We remain uncertain about the amount of time required for us to become profitable. We cannot ensure that we will achieve sustained profitability, if at all.

      - IF WE DON'T ESTABLISH AND MAINTAIN COLLABORATIONS WITH OTHER PARTIES, THE DEVELOPMENT OF OUR PRODUCTS MAY BE DELAYED OR STOPPED.

      Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes, which may be required for these products, we must enter into collaborative arrangements to develop our products. If we do not maintain our current collaboration with Genencor, which is contingent upon the ultimate resolution of the Maxygen arbitration, or if we do not enter into new collaborative agreements, then our revenues will be reduced, and products utilizing our technologies may not be developed, manufactured or marketed. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. As a result of the current status of our arbitration proceeding with Maxygen, our current collaborators may delay development under our collaborations with them until there is a conclusion to the arbitration proceeding. Also, the recent ruling will make it more difficult for us to enter into new collaborations until a favorable conclusion is reached. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

      - BECAUSE WE ARE A DEVELOPMENT STAGE COMPANY DEVELOPING AND DEPLOYING NEW TECHNOLOGIES, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR TECHNOLOGIES OR PRODUCTS, WHICH COULD CAUSE US TO BE UNPROFITABLE OR CEASE OPERATIONS.

      You must evaluate our business in light of the uncertainties and complexities affecting a development stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have not commercialized any biotechnology products, and we have no strategic partners who have yet incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that our strategic partners or we will commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

      - ETHICAL, LEGAL AND SOCIAL CONCERNS ABOUT GENETICALLY ENGINEERED PRODUCTS COULD LIMIT OR PREVENT THE USE OF OUR PRODUCTS AND TECHNOLOGIES AND LIMIT OUR REVENUE.

      Some of our products are genetically engineered. If we are not able to overcome the ethical, legal and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

            1. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products, which could influence public acceptance of our technologies and products;

            2. Public attitude regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage strategic partners from supporting, developing or commercializing our products and technologies; and

            3. Governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

      The subject of genetically modified organisms has received negative publicity, which has aroused public debate. The adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically altered products.

      - MANY POTENTIAL COMPETITORS WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OURS OBSOLETE.

      The biotechnology industry is characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete. We face, and will continue to face, intense competition. There are a number of companies who compete with us in various steps throughout our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their gene-related technologies to develop commercial products. Any products that we develop through our high throughput in vitro DNA recombination technology will compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do, and we cannot assure you that they will not succeed in developing products that would render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields.

      o ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES COULD HARM OUR COMPETITIVE POSITION.

      Our success will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries. We may fail to apply for patents on important technologies or products in a timely fashion or at all, and in any event, the applications we do file may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If the use or validity of any of our patents is ever challenged, it would result in litigation costs and the diversion of management in defending the patent. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over technology we own.

      We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators, or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

      o LITIGATION OR OTHER PROCEEDINGS OR THIRD PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND TIME AND MONEY AND COULD SHUT DOWN SOME OF OUR OPERATIONS.

      Our commercial success depends in part on not infringing the patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies and products. The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may have been issued relevant patents or may have filed relevant patent applications that could affect our ability to obtain patents or to operate as we would like to in our research, development, and commercialization efforts. If we wish to use technologies claimed by third parties in issued and unexpired patents, then we may need to obtain license(s) from the owner(s) of such patent(s), enter into litigation, or incur the risk of litigation. Litigation or failure to obtain necessary licenses may impede our ability to obtain collaborations or to develop our products and could prevent us or our collaborators from developing or commercializing our products. As a result of our arbitration proceeding with Maxygen, we may be required to obtain a license or cross license from Maxygen for the RACHITT(TM) technology or we may otherwise not be allowed to continue to use or have rights in the technology.

      Other biotechnology companies have filed patent applications and obtained patents, and in the future will likely continue to file patent applications and obtain patents, claiming directed evolution technologies similar to our RACHITT(TM) technology. If these patents are valid or if these applications issue into valid patents, we will have to either circumvent the claims in these patents, or obtain licenses to use the patented technology in order to use these genes or technologies in the research, development and commercialization of our products and technologies. If we are unsuccessful in circumventing or acquiring licenses to these patents (including the possible license or cross license for the RACHITT(TM) technology from Maxygen), our ability to research, develop or commercialize products may be blocked.

      - LAWS MAY LIMIT OUR PROVISION OF GENETICALLY ENGINEERED PRODUCTS IN THE FUTURE, WHICH COULD REDUCE OUR ABILITY TO SELL THESE PRODUCTS.

      All phases in the development of our potential products are subject to significant federal, state, local and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business.

      In the United States, products for our target markets are regulated based on their application, by either the FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food and feed, as well as food additives, feed additives and substances generally recognized as safe that are used in the processing of food or feed. In the future we may pursue strategic alliances for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any product candidates must also be approved by the regulatory agencies of foreign governments before any products, or products of our strategic partners incorporating our technologies or inventions, to the extent that they come within the FDA's jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any of our products. We have not submitted an investigational new drug application for any product candidate, and no product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere.

      The EPA regulates biologically derived chemical substances not within the FDA's jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. The USDA may not exempt our future products.

      -     WE MAY BE SUED FOR PRODUCT LIABILITY.

      We may be held liable if any product we develop, or any product, which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently have no product liability insurance. When we attempt to obtain product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our strategic partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

      - WE WILL NEED ADDITIONAL FUNDS. WE MAY NEED TO ENTER INTO FINANCING ARRANGEMENTS WITH UNFAVORABLE TERMS OR WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS AS COMPARED TO OUR OTHER STOCKHOLDERS. IF SUCH FINANCING IS NOT AVAILABLE, WE MAY NEED TO CEASE OPERATIONS.

      We currently anticipate that our available cash resources and receivables and committed funding from strategic partners will be sufficient to meet our capital requirements for at least the next two years.

      However, our capital requirements depend on several factors, including:

            1. Whether we will be able to acquire a cross license from Maxygen for the RACHITT(TM) technology or otherwise conclude the arbitration proceeding in a manner and at a cost which allows us to continue development of the RACHITT(TM) technology;

            2. Legal fees associated with pursuing a satisfactory resolution to the dispute with Maxygen, pursuant to the arbitrator's ruling, as well as costs of exploring other alternatives;

            3. The level of research and development investment required to maintain our technology leadership position;

            4. Our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements and the terms of any agreement of this type;

            5. The success rate of our discovery efforts to achieve milestones and receive royalties;

            6. Our ability to successfully commercialize products developed independently and the demand for such products; and

            7.    Costs of recruiting and retaining qualified personnel.

      As additional capital is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.

      - WE RELY HEAVILY ON A FEW KEY EMPLOYEES FOR MANAGEMENT AND PRODUCT DEVELOPMENT EFFORTS.

      We depend on the efforts of our executive officers, scientists and other key employees, the loss of any one of whom could materially and adversely affect us. Shortages of qualified scientists within certain disciplines may occur and competition for the services of qualified scientists may intensify. We may not succeed in recruiting or retaining these personnel in the future.

      - WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

      Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste products. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. In addition, compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

      - SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

      Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 65% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

      -     OUR STOCK PRICE IS VOLATILE.

      The market price of our common stock, like other emerging technology companies, has been highly volatile. In the future, the market price of our common stock could fluctuate substantially due to a variety of factors, including the results of our arbitration with Maxygen, our ability to secure additional collaborative programs relating to our RACHITT(TM)- directed evolution technology, governmental regulation, developments in patent or other proprietary rights of us or our competitors, fluctuations in our operating results and fluctuations in the market prices of emerging technology stocks and market conditions in general.

      - DIVIDENDS ON OUR PREFERRED STOCK DILUTE OWNERSHIP IN OUR COMMON STOCK AND CREATE A DEFICIENCY IN BOTH FIXED CHARGES AND IN PREFERRED STOCK DIVIDEND COVERAGE.

      In the past, we have from time to time elected to pay dividends on our preferred stock with our common stock, although we may pay dividends in cash or a combination of common stock and cash. Dividends will be payable on the preferred stock only when, as and if declared by our Board of Directors as permitted under Delaware law although we do incur an obligation to pay such dividends in a manner to be determined at our sole discretion until they become payable. We have incurred net losses since our inception, and we expect our losses to increase in the foreseeable future. While we intend to pay dividends on the preferred stock in common stock, we anticipate that we will continue to incur losses and thus will continue to have a deficiency in fixed charges and preferred stock dividend coverage. Preferred stock dividends may be paid only out of capital surplus (within the meaning of the Delaware General Corporation
Law) or out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year. We have issued a total of 509,451 shares of common stock to date as dividends on the preferred stock. The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock

      - CERTAIN CHARTER AND BYLAW PROVISIONS AND OUR STOCKHOLDER RIGHTS PLAN MAY NEGATIVELY AFFECT THE STOCKHOLDERS.

      Certain provisions of our charter, bylaws and rights plan may discourage proposals by third parties to acquire a controlling interest in us, which could deprive stockholders of the opportunity to consider an offer that would be beneficial to them.

      -     FUTURE SALES OF COMMON STOCK MAY NEGATIVELY AFFECT THE STOCKHOLDERS.

      On December 31, 2000, 9,067,700 shares of our common stock were outstanding, 1,156,622 shares of common stock were issuable upon conversion of shares of our preferred stock and 905,492 shares of common stock were issuable upon the exercise of outstanding options and warrants. Future sales of substantial amounts of our common stock in the public market could have an adverse effect on prevailing market prices of the common stock and the marketability of and price obtainable for shares of the common stock.

      -     OUR COMMON STOCK COULD BE DELISTED FROM NASDAQ.

      Although our common stock meets the current listing requirements of, and presently lists on, the Nasdaq National Market, we must maintain certain minimum financial requirements for continued inclusion on Nasdaq. If we cannot satisfy Nasdaq's maintenance requirements, Nasdaq may delist our common stock. In such event, trading in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of us, and lower prices for our common stock than it might otherwise attain.

      -     STOCKHOLDERS FACE THE RISKS OF HOLDING "PENNY STOCKS."

      If Nasdaq delisted our common stock, it could become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

      Regulations of the Securities and Exchange Commission, or the Commission, define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. The Commission also requires disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the Commission requires monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      These penny stock restrictions will not apply to our common stock if Nasdaq continues to list it and has certain price and volume information provided on a current and continuing basis or meets certain minimum net tangible assets or average revenue criteria. We cannot ensure that our common stock will qualify for exemption from these restrictions. Even if our common stock were exempt from such restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

Item 2. Properties

Facilities

      The Company's corporate offices and laboratories are situated in a 25,000 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas. Pursuant to the lease, monthly payments of $33,678 are required for base rent. The lease for this facility expires in 2003. Approximately 20,500 square feet of this space is devoted to research and development. The facility includes two laboratories designed for molecular biology/microbiology/microbial physiology, a biochemistry laboratory, a high throughput screening laboratory with robotics, a media preparation laboratory, two analytical laboratories which provide DNA sequencing, gel documentation, GC/MS and LC/MS and other analyses, a fermentation laboratory, and microbiology laboratory.

Item 3. Legal Proceedings

      On April 27, 2000, Enchira received notice from Maxygen that they had elected to seek arbitration under the Collaboration Agreement. Maxygen claims that Enchira used their confidential information to develop the

RACHITT(TM) technology, which they allege was provided to Enchira under the Collaboration Agreement. Enchira continues to deny all of Maxygen's allegations and believes that its technology was independently developed after the collaboration terminated. The arbitration hearing was held in November 2000.

      On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. His opinion found that Enchira breached several provisions of the Collaboration Agreement with Maxygen with respect to Enchira's RACHITT(TM) and HTS technologies, but he did not specify a remedy for such breaches in his ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira believes is its independent technology. Please see "Risk Factors--We Have an Arbitration Proceeding with Maxygen Regarding Our RACHITT(TM) Technology in which We Have Received an Unfavorable Ruling" for a more complete discussion.

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

      The Company's common stock (symbol: ENBC) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarter in the two years ended December 31, 2000 as reported on the Nasdaq National Market:


Year Ended December 31, 2000                                High          Low
                                                            ----           ---
First Quarter .................................           $30.63        $ 3.75
Second Quarter ................................            15.50          5.00
Third Quarter .................................            10.81          5.31
Fourth Quarter ................................             8.94          3.06


Year Ended December 31, 1999                                High           Low
                                                            ----           ---
First Quarter .................................           $ 4.63        $ 0.38
Second Quarter ................................             6.50          1.25
Third Quarter .................................             4.75          1.81
Fourth Quarter ................................             4.63          2.03

      As of March 5, 2001, 9,079,313 shares of common stock were outstanding and Enchira had approximately 161 shareholders of record.

Dividends

      Enchira has never paid cash dividends on its common stock. Enchira currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. For a discussion of dividends paid or payable on the Series B Redeemable Convertible Preferred Stock, see "Item 1. Business -- Risk Factors -- Dividends on Preferred Stock Dilute Ownership in our Common Stock and Create a Deficiency in Both Fixed Charges and Preferred Stock Dividend Coverage."

Item 6. Selected Financial Data

      The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 2000 and with respect to the Company's balance sheets as of December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the audited financial statements of Enchira. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report.

                                                                      Year Ended December 31,
                                                                      -----------------------

                                              1996             1997            1998             1999             2000
                                          -----------      -----------      -----------      -----------      -----------
                                                          (in thousands, except share and per share data)
Statements of Operations Data:
 Revenues:
      Sponsored research revenues ...     $     1,778      $     1,652      $       689      $     1,415      $       841
                                          -----------      -----------      -----------      -----------      -----------
Costs and expenses:
      Research and development ......           9,210            9,087            7,706            4,848            4,195
      General and administrative ....           2,608            2,754            2,188            1,906            2,934
                                          -----------      -----------      -----------      -----------      -----------
          Total costs and expenses ..          11,818           11,841            9,894            6,754            7,129
                                          -----------      -----------      -----------      -----------      -----------
Interest and investment income ......             807              650              394              214              308
Loss on disposal of fixed assets ....              --               --              (34)            (140)             (43)
                                          -----------      -----------      -----------      -----------      -----------
Net loss ............................     $    (9,233)     $    (9,539)     $    (8,845)     $    (5,265)     $    (6,023)
                                          ===========      ===========      ===========      ===========      ===========
Net loss per common share - basic and
      diluted .......................     $     (7.29)     $     (7.64)     $     (5.20)     $     (1.78)     $     (1.10)
                                          ===========      ===========      ===========      ===========      ===========
Shares used in computing net loss
      per common share - basic and
      diluted .......................       1,606,861        1,681,351        1,875,414        4,635,930        7,576,121
                                          ===========      ===========      ===========      ===========      ===========

      Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994 and the Series B Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

                                                                      December 31,
                                                                      ------------

                                             1996          1997          1998          1999          2000
                                           --------      --------      --------      --------      --------
                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents ...........      $  3,106      $  9,661      $  2,795      $  2,510      $  7,524
Working capital .....................         8,770        10,102         2,488         5,591        11,357
Total assets ........................        13,711        14,965         6,127         8,064        15,858
Accumulated deficit .................       (42,713)      (55,204)      (67,200)      (75,079)      (82,973)
Total stockholders' equity .........         12,715        13,698         5,306         7,557        14,257

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Enchira has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. Enchira has an accumulated deficit since inception of approximately $83 million and believes that it can conserve its existing financial resources to fund operations through 2002. As of March 9, 2001, Enchira had approximately $13.3 million in cash, cash equivalents and investments and approximately $1.6 million in liabilities.

      On April 27, 2000, Enchira received notice from Maxygen that they had elected to seek arbitration under the Collaboration Agreement. Maxygen claims that Enchira used their confidential information to develop the RACHITT(TM) technology, which they allege was provided to Enchira under the Collaboration Agreement. Enchira continues to deny all of Maxygen's allegations and believes that its technology was independently developed after the collaboration terminated. The arbitration hearing was held in November 2000.

      On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. The arbitrator's opinion found that Enchira breached several provisions of the Collaboration Agreement with Maxygen with respect to Enchira's RACHITT(TM) and HTS technologies, but remedies for such breaches were not specified in the ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira continues to believe is its independent technology. The ultimate resolution of the arbitrator's ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira's use of such technology. Please see "Risk Factors--We Have an Arbitration Proceeding with Maxygen Regarding Our RACHITT(TM) Technology in which We Have Received an Unfavorable Ruling" for a more complete discussion.

Results of Operations

      Enchira had sponsored research revenues for the years ended December 31, 1998, 1999 and 2000 of, $688,882, $1,415,177 and $840,552, respectively.
Sponsored research revenues increased by $726,295 from 1998 to 1999 resulting from an increased funding from a grant from the Department of Energy ("DOE"). From 1999 to 2000 sponsored research revenues decreased by $574,625 reflecting a decrease in funding from the DOE grant.

      Enchira had research and development expenses for the years ended December 31, 1998, 1999 and 2000 of $7,706,490, $4,847,641 and $4,195,043, respectively.
The decrease from 1998 to 1999 of $2,858,849 is primarily a result of a reduction in workforce at the end of the first quarter of 1999 and a decrease in the use of consultants and outside services. The decrease of $652,598 from 1999 to 2000 is primarily a result of a reduction in research and development personnel.

      Enchira had general and administrative expenses for the years ended December 31, 1998, 1999 and 2000 of $2,187,668, $1,905,815 and $2,934,150,
respectively. The decrease of $281,853 from 1998 to 1999 resulted from a decrease in insurance costs, cost of consultants, recruiting expenses and professional fees. The increase of $1,028,335 from 1999 to 2000 resulted primarily from increased legal costs associated with the arbitration with Maxygen and an increase in the use of consultants.

      Interest and investment income decreased by $180,306 in 1999 as a result of a decrease in cash and cash equivalents and related investments in marketable securities in the first half of the year. Interest and investment income increased from 1999 to 2000 by $94,954 as a result of as increase in cash, cash equivalents and related investments resulting from cash proceeds from issuance of common stock.

Liquidity and Capital Resources

      Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. Enchira has incurred cumulative losses since inception and expects to incur continued losses for at least the next several years, due primarily to continued research and development activities and acceleration of the development of its directed evolution technology platform and analytical and high throughput screening capabilities. Enchira expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2000, the Company's accumulated deficit was approximately $83 million.

      The Company completed a private placement of its common stock during September 2000. The Company offered and sold 2,000,000 shares of its common stock at $6.4325 per share. Net proceeds from the offering were approximately $12.5 million. In connection with the closing, warrants to purchase 600,000 shares of the Company's common stock were issued at an exercise price of $7.44. In addition, warrants to purchase 31,375 shares of the

Company's stock at an exercise price of $7.44 per share were issued to The Trout Group, LLC, one of the Company's placement agents, in partial payment of their placement fees. The warrants expire in two years and have been recorded at an aggregate estimated fair value of $2,522,094, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free rate of 6.19 percent; expected dividend yield of zero; expected life of two years; and a weighted-average expected volatility at an average weight of 125 percent.

      For the year ended December 31, 2000, Enchira used $4,762,169 of funds in operating activities. At December 31, 2000, Enchira had cash, cash equivalents and short-term investments totaling $11,999,870 and working capital of $11,357,129. Enchira believes that it can conserve its existing financial resources to fund operations through 2002.

      Enchira expects to incur substantial additional research and development expenses, including expenses associated with its directed evolution technology platform and analytical and high throughput screening capabilities. Enchira is subject to cost sharing arrangements under various collaborative agreements, as discussed below. Enchira also expects its general and administrative expenses to increase as it increases its business development efforts and continues to pursue a satisfactory resolution to the dispute with Maxygen.

      Enchira has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. Enchira will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. Enchira will need to raise substantial additional capital to fund its future operations. The Company's capital requirements will depend on many factors, including the cost of resolving the arbitration with Maxygen or obtaining a cross license if ultimately unsuccessful; the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

      To satisfy its capital requirements, Enchira may seek additional financing through equity financing, government funding and through alliances with pharmaceutical companies and corporate partners. There can be no assurance that any such fundings will be available to Enchira on favorable terms or at all. If adequate funds are not available when needed, Enchira may be required to delay, scale back or eliminate some or all of its research and product development programs. If Enchira is successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's common and preferred stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Part III.

Item 10. Directors and Executive Officers of the Registrant.

      The information required by this Item as to the directors and executive officers of Enchira is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 11. Executive Compensation.

      The information required by this Item as to the management of Enchira is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item as to the ownership by management and others of securities of Enchira is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item as to certain business relationships and transactions with management and other related parties of Enchira is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Documents Filed as a Part of this Report

1.   Financial Statements:

                                                                            Page
                                                                            ----

Report of Independent Public Accountants..............................       F-1

Balance Sheets as of December 31, 1999 and 2000.......................       F-2

Statements of Operations for the Years Ended December 31, 1998, 1999
and 2000..............................................................       F-3

Statements of Stockholders' Equity for the Years Ended December 31,
1998, 1999 and 2000...................................................       F-4

Statements of Cash Flows for the Years Ended December 31, 1998, 1999
and 2000..............................................................       F-5

Notes to Financial Statements.........................................       F-6

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

Exhibit No.                            Description
-----------                            -----------

  3.1(a) EBC's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2 to Post Effective Amendment No. 1 to EBC's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

  3.1(b) Certificate of Amendment to EBC's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EBC's Current Report on Form 8-K dated June 8, 2000).

 *3.1(c) EBC's Certificate of Designation of Series One Junior Participating Preferred Stock.

  3.1(d) EBC's Certificate of the Powers, Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1(d) to EBC's Annual Report on Form 10-K for the year ended December 31, 1997).

  3.2 EBC's Bylaws (incorporated by reference to Exhibit 3 filed with Post-Effective Amendment No. 1 to EBC's Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

  4.1 Form of Stock Purchase Agreement, dated as of February 21, 1997, by and between EBC and the Purchasers of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to EBC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

Exhibit No.                            Description
-----------                            -----------

  4.2 Form of Stock Exchange Agreement, dated as of February 21, 1997, by and between EBC and the Exchanging Holders of Series A Convertible Preferred Stock (incorporated by reference to Exhibit
              4.3 to the 1996 Form 10-K).

 *4.3 Stockholder Rights Agreement dated as of March 8, 1995 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank).

  4.4 First Amendment to Stockholder Rights Agreement dated as of April 30, 1997 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank) (incorporated by reference to Exhibit 4.3 to Post Effective Amendment No. 2 to EBC's Registration Statement on Form 8-A as filed with the Commission on June 23, 2000 (the "2000 8-A Amendment")).

  4.5 Second Amendment to Stockholder Rights Agreement dated as of June 23, 2000 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank) (incorporated by reference to Exhibit 4.4 to the 2000 8-A Amendment).

  4.6 Form of Subscription Agreement for EBC's June 1999 private placement (incorporated by reference to Exhibit 4.1 to EBC's Current Report on Form 8-K dated June 11, 1999).

 *4.7         Form of Warrant for EBC's June 1999 private placement.

  4.8 Form of Subscription Agreement for EBC's September 2000 private placement (incorporated by reference to Exhibit 4.1 to EBC's Current Report on Form 8-K dated September 8, 2000 (the "September 2000 Form 8-K")).

  4.9 Form of Warrant for EBC's September 2000 private placement (incorporated by reference to Exhibit 4.2 to the September 2000 Form 8-K).

  10.1+ License Agreement dated May 17, 2000 between EBC and Genencor International Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to EBC's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000).

  10.2+ Collaboration Agreement dated August 25, 2000 between EBC and Genencor International Inc. (incorporated by reference to Exhibit
              10.1 to EBC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "Third Quarter 2000 Form 10-Q")).

 *10.3+ Sponsored Laboratory Study Agreement dated October 4, 2000 between EBC and The University of Texas M.D. Anderson Cancer Center.

 *10.4        Site License Agreement dated March 6, 1998 between EBC and Petro
              Star Inc.

  10.5 Registration Agreement dated April 29, 1991 between EBC and Gryphon Ventures II, Limited Partnership (incorporated by reference to Exhibit 10.7 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

  10.6 Registration Agreement dated January 30, 1992 among EBC, The Travelers Indemnity Company and Gryphon Ventures II, Limited Partnership (incorporated by reference to Exhibit 10.6 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

 *10.7 Lease Agreement dated May 24, 1993 between EBC and Woodlands Office Equities -

Exhibit No.                            Description
-----------                            -----------

              '95 Limited (as successor in interest to The Woodlands
              Corporation).

 *10.8 Lease Agreement dated January 24, 1994 between EBC and Woodlands Office Equities - '95 Limited (as successor in interest to The Woodlands Corporation).

  10.9 Extension, Modification and Ratification of Lease dated March 23, 1998 between EBC and Woodlands Office Equities - '95 Limited (as successor in interest to The Woodlands Corporation) (incorporated by reference to Exhibit 10.36 to EBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).

              Management Contracts and Compensatory Plans

  10.10 EBC 1997 Stock Option Plan, as amended (incorporated by reference to Exhibit A to EBC's Definitive Proxy Statement as filed with the Commission on April 27, 1999 (the "1999 Proxy Statement")).

  10.11       EBC 1992 Stock Compensation Plan (incorporated by reference to
              Exhibit 10.10 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

  10.12 EBC Non-Employee Director Option Plan, as amended (incorporated by reference to Exhibit B to the 1999 Proxy Statement).

  10.13 Simplified Employee Pension Plan Retirement Plan Adoption Agreement (incorporated by reference to Exhibit 10.15 to EBC's Registration Statement on Form S-1 (No. 33-56718)).

  10.14       Employment Agreement dated December 4, 1998 between EBC and Peter
              P. Policastro (incorporated by reference to Exhibit 10.35 to the 1998 Form 10-K).

  10.15       Employment Agreement dated January 31, 1996 between EBC and Daniel
              J. Monticello (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

  10.16 Employment Agreement dated July 18, 1995 between EBC and Paul G. Brown, III (incorporated by reference to Exhibit 10.10 to EBC's Registration Statement on Form S-1 (No. 33-96096)).

  10.17 Employment Letter dated August 30, 2000 between EBC and David Carpi (incorporated by reference to Exhibit 10.2 to the Third Quarter 2000 Form 10-Q).

 *11.1        Computation of earnings per share.

 *23.1        Consent of Arthur Andersen LLP.

----------
*     Filed herewith

+ Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

----------
      (b) Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EBC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENCHIRA BIOTECHNOLOGY CORPORATION


                                    By: /s/ Peter P. Policastro
                                       -----------------------------------------
                                           Peter P. Policastro
                                           Chief Executive Officer and President

DATED the 29th day of March 2001.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of EBC and in the capacities and on the dates indicated:

            Name                          Title                       Date
            ----                          -----                       ----

  /s/ Peter P. Policastro      Chief Executive Officer and       March 29, 2001
---------------------------     President (Principal
    Peter P. Policastro         executive officer)


   /s/ Paul G. Brown III       Chief Financial Officer and       March 29, 2001
---------------------------     Vice President--Finance and
    Paul G. Brown, III          Administration (Principal
                                financial and accounting
                                officer)


   /s/ William E. Nasser       Chairman of the Board             March 29, 2001
---------------------------
     William E. Nasser


 /s/ Daniel J. Monticello      Vice President--Science and       March 29, 2001
---------------------------      Technology and Director
Daniel J. Monticello, Ph.D.


   /s/ R. James Comeaux        Director                          March 29, 2001
---------------------------
     R. James Comeaux


    /s/ Nancy T. Chang         Director                          March 29, 2001
---------------------------
      Nancy T. Chang


  /s/ Thomas E. Messmore       Director                          March 29, 2001
---------------------------
    Thomas E. Messmore


      /s/ Ramon Lopez          Director                          March 29, 2001
---------------------------
        Ramon Lopez


   /s/ G. Anthony Gorry        Director                          March 29, 2001
---------------------------
     G. Anthony Gorry


   /s/ William D. Young        Director                          March 29, 2001
---------------------------
     William D. Young

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Enchira Biotechnology Corporation:

      We have audited the accompanying balance sheets of Enchira Biotechnology Corporation ("the Company") (a Delaware corporation), as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enchira Biotechnology Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 9, 2001

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                                        ------------
                                                                                  1999                 2000
                                                                               ------------      ------------
                         ASSETS
Current assets:
   Cash and cash equivalents .............................................     $  2,510,274      $  7,524,191
   Short term investments ................................................        3,445,199         4,475,679
   Prepaid expenses and other current assets .............................          143,014           900,266
                                                                               ------------      ------------
        Total current assets .............................................        6,098,487        12,900,136
                                                                               ------------      ------------

Long term investments ....................................................               --         1,280,937
Furniture, equipment and leasehold improvements, net .....................          926,684           638,865
Intangible and other assets, net .........................................        1,038,927         1,038,175
                                                                               ------------      ------------
        Total assets .....................................................     $  8,064,098      $ 15,858,113
                                                                               ============      ============

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ..............................     $    327,150      $    544,836
   Capital lease, short term .............................................               --            12,304
   Deferred revenue ......................................................          180,000           730,000
   Note payable ..........................................................               --           255,867
                                                                               ------------      ------------
        Total current liabilities ........................................          507,150         1,543,007
                                                                               ------------      ------------

Capital lease, long term .................................................               --            57,991

Commitments and contingencies

Stockholders' equity:
   Series B convertible preferred stock $0.01 par value (liquidation value
        $24,077,081; 760,000 shares authorized; 519,400 and 387,700 shares issued and outstanding,
        respectively) ....................................................       28,100,250        23,512,474
   Common stock, $0.01 par value (30,000,000 shares
        authorized, 6,572,135 and 9,067,700 shares
        issued and outstanding, respectively) ............................           65,721            90,677
   Additional paid-in capital ............................................       54,470,252        73,626,674
   Accumulated deficit ...................................................      (75,079,275)      (82,972,710)
                                                                               ------------      ------------
        Total stockholders' equity .......................................        7,556,948        14,257,115
                                                                               ------------      ------------
        Total liabilities and stockholders' equity .......................     $  8,064,098      $ 15,858,113
                                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                                -----------------------
                                                        1998            1999             2000
                                                    -----------      -----------      -----------
Sponsored research revenues ...................     $   688,882      $ 1,415,177      $   840,552
                                                    -----------      -----------      -----------

Costs and expenses:
   Research and development ...................       7,706,490        4,847,641        4,195,043
   General and administrative .................       2,187,668        1,905,815        2,934,150
                                                    -----------      -----------      -----------

        Total costs and expenses ..............       9,894,158        6,753,456        7,129,193
                                                    -----------      -----------      -----------

Interest and investment income ................         393,764          213,458          308,412
Loss on disposal of fixed assets ..............         (33,855)        (139,641)         (43,311)
                                                    -----------      -----------      -----------
Net loss ......................................     $(8,845,367)     $(5,264,462)     $(6,023,540)
                                                    ===========      ===========      ===========

  Net loss per common share - basic and diluted     $     (5.20)     $     (1.78)     $     (1.10)
                                                    ===========      ===========      ===========

  Shares used in computing net loss per common
     share -- basic and diluted ...............       1,875,414        4,635,930        7,576,121
                                                    ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Preferred Stock                 Common Stock
                                             ---------------                 ------------
                                        Shares          Amount           Shares         Amount
                                        ------          ------           ------         ------
Balance at December 31, 1997 .....      702,100      $ 33,853,380       1,750,204      $ 17,502
Exercise of common stock  options            --                --           4,286            43
Warrants issued ..................           --                --              --            --
Dividends on series B preferred
   stock paid in common stock ....           --        (3,144,825)        417,203         4,172
Accretion and dividends on
   series B preferred stock ......           --         3,531,611              --            --
Conversion of series B
   preferred stock to common
   stock .........................       (5,700)         (285,000)          5,615            56
Fractional shares paid in cash at
   one-for-seven reverse split ...           --                --             (54)           (1)
Common stock issued to
   consultant ....................           --                --           1,888            19
Net loss .........................           --                --              --            --
                                       --------      ------------      ----------      --------
Balance at December 31, 1998 .....      696,400        33,955,166       2,179,142        21,791
Accretion and dividends on
   series B preferred stock ......           --         2,995,084              --            --
Conversion of series B
   preferred stock to common
   stock .........................     (177,000)       (8,850,000)        174,379         1,744
Common stock issued to
   consultant ....................           --                --           1,549            16
Issuance of common stock and
   warrants ......................           --                --       4,214,820        42,148
Exercise of common stock
   warrants ......................           --                --           2,245            22
Net loss .........................           --                --              --            --
                                       --------      ------------      ----------      --------
Balance at December 31, 1999 .....      519,400        28,100,250       6,572,135        65,721
Accretion and dividends on
   series B preferred stock ......           --         2,312,556              --            --
Conversion of series B
   preferred stock to common
   stock .........................     (131,700)       (6,585,000)        328,261         3,283
Dividends on series B preferred
   stock paid in common stock ....           --          (199,810)         39,025           390
Dividends on series B preferred
   stock paid in cash ............           --          (115,522)             --            --
Common Stock issued to
   consultant ....................           --                --          12,820           128
Issuance of common stock and
   warrants, net .................           --                --       2,000,000        20,000
Exercise of common stock
   warrants and options ..........           --                --         115,459         1,155
Net loss .........................           --                --              --            --
                                       --------      ------------      ----------      --------
Balance at December 31, 2000 .....      387,700      $ 23,512,474       9,067,700      $ 90,677
                                       ========      ============      ==========      ========

                                             Additional
                                               Paid-in         Accumulated
                                               Capital            Deficit            Total
                                               -------            -------            -----
Balance at December 31, 1997 .....           $ 35,031,606      $(55,204,265)     $ 13,698,223
Exercise of common stock  options                  42,557                --            42,600
Warrants issued ..................                404,500                --           404,500
Dividends on series B preferred
   stock paid in common stock ....              3,140,601                --               (52)
Accretion and dividends on
   series B preferred stock ......               (381,648)       (3,149,963)               --
Conversion of series B
   preferred stock to common
   stock .........................                284,944                --                --
Fractional shares paid in cash at
   one-for-seven reverse split ...                   (195)               --              (196)
Common stock issued to
   consultant ....................                  6,732                --             6,751
Net loss .........................                     --        (8,845,367)       (8,845,367)
                                             ------------      ------------      ------------
Balance at December 31, 1998 .....             38,529,097       (67,199,595)        5,306,459
Accretion and dividends on
   series B preferred stock ......               (379,866)       (2,615,218)               --
Conversion of series B
   preferred stock to common
   stock .........................              8,848,256                --                --
Common stock issued to
   consultant ....................                  5,984                --             6,000
Issuance of common stock and
   warrants ......................              7,461,415                --         7,503,563
Exercise of common stock
   warrants ......................                  5,366                --             5,388
Net loss .........................                     --        (5,264,462)       (5,264,462)
                                             ------------      ------------      ------------
Balance at December 31, 1999 .....             54,470,252       (75,079,275)        7,556,948
Accretion and dividends on
   series B preferred stock ......               (442,661)       (1,869,895)               --
Conversion of series B
   preferred stock to common
   stock .........................              6,581,697                --               (20)
Dividends on series B preferred
   stock paid in common stock ....                199,420                --                --
Dividends on series B preferred
   stock paid in cash ............                     --                --          (115,522)
Common Stock issued to
   consultant ....................                 84,872                --            85,000
Issuance of common stock and
   warrants, net .................             12,425,853                --        12,445,853
Exercise of common stock
   warrants and options ..........                307,241                --           308,396
Net loss .........................                     --        (6,023,540)       (6,023,540)
                                             ------------      ------------      ------------
Balance at December 31, 2000 .....           $ 73,626,674      $(82,972,710)     $ 14,257,115
                                             ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                              ----------------------------------------------
                                                                  1998             1999             2000
                                                              -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(8,845,367)     $(5,264,462)     $ (6,023,540)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                             1,243,100        1,015,754           750,351
      Issuance of common stock for services                         6,751            6,000            85,000
      Research and development expense recorded for
          warrant issuance                                        404,500               --                --
      Net loss on disposal of fixed assets                         33,855          139,641            43,311
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other
          assets                                                  501,385          369,472          (384,977)
      Increase (decrease) in accounts payable and accrued
          liabilities                                            (351,001)        (186,523)          217,686
      Increase in deferred revenue                                     --               --           550,000
                                                              -----------      -----------      ------------

         Net cash used in operating activities                 (7,006,777)      (3,920,118)       (4,762,169)
                                                              -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (208,691)        (152,157)         (134,595)
    Patent expenditures                                          (290,496)        (164,282)         (285,407)
    Sale of fixed assets                                               --           14,263                --
    Sale (purchase) of investments held to maturity               693,279       (3,445,199)       (2,311,417)
                                                              -----------      -----------      ------------
      Net cash provided by (used in) investing activities         194,092       (3,747,375)       (2,731,419)
                                                              -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable                                      (91,993)        (126,613)         (118,087)
    Payments on capital lease obligations                          (3,556)              --           (13,135)
    Proceeds from exercise of stock options and warrants           42,353            5,388           308,396
    Dividends paid                                                     --               --          (115,522)
    Issuance of common stock                                           --        7,503,563        12,445,853
                                                              -----------      -----------      ------------

      Net cash provided by (used in) financing activities         (53,196)       7,382,338        12,507,505
                                                              -----------      -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (6,865,881)        (285,155)        5,013,917
                                                              -----------      -----------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  9,661,310        2,795,429         2,510,274
                                                              -----------      -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 2,795,429      $ 2,510,274      $  7,524,191
                                                              ===========      ===========      ============

Supplemental information of noncash financing
    activities:
    Note payable issued for prepaid insurance                 $   126,613      $        --      $    255,867
                                                              ===========      ===========      ============

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.    Description of the Company

      Enchira Biotechnology Corporation ("Enchira" or the "Company"), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. EBC is a biotechnology company incorporating genetic recombination, high throughput screening and bioprocessing in an integrated, directed evolution technology platform. The Company believes that its proprietary platform technology can be used to generate libraries of novel genes for the creation of improved enzymes for a broad range of applications, such as protein-based pharmaceuticals, agricultural crop enhancement and protection products, and industrial enzymes for the manufacture of specialty chemicals, fine chemicals and pharmaceutical intermediates.

      On April 27, 2000, Enchira received notice from Maxygen Inc. ("Maxygen") that they had elected to seek arbitration under the Collaboration Agreement between Enchira and Maxygen. Maxygen claims that Enchira used their confidential information to develop the RACHITT(TM) technology, which they allege was provided to Enchira under the Collaboration Agreement. Enchira continues to deny all of Maxygen's allegations and believes that its technology was independently developed after the collaboration terminated. The arbitration was held in November 2000.

      On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. The arbitrator's opinion found that Enchira breached several provisions of the Collaboration Agreement with Maxygen with respect to Enchira's RACHITT(TM) and HTS technologies, but remedies for such breaches were not specified in the ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira continues to believe is its independent technology. The ultimate resolution of the arbitrator's ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira's use of such technology.

      Enchira has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. During 2000, Enchira used $4,762,169 in cash for operating activities. As of December 31, 2000, Enchira had $11,999,870 in cash, cash equivalents and short-term investments and $1,600,998 in liabilities. Enchira has an accumulated deficit since inception of approximately $83 million and expects that its existing financial resources, exclusive of any financial settlement that may be a remedy in the Maxygen arbitration case, will fund operations through 2002. Enchira may seek additional financing through various alternatives that include: an equity financing, government funding and alliances with pharmaceutical companies and corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to Enchira. Enchira's inability to raise funds when needed may require Enchira to delay, scale back or eliminate some or all of its research and product development programs. Enchira shall also have increased expenses as a result of its ongoing arbitration with Maxygen. These expenses and any fees associated with any license, cross licenses or other remedies that Enchira may be required to enter into with Maxygen may significantly deplete our existing capital and cause Enchira to seek additional capital, which may not be available on favorable terms, if at all.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

2.    Accounting Policies

      Cash, Cash Equivalents and Short-Term Investments

      Enchira considers short-term investments with original maturities of 90 days or less to be cash equivalents. Debt and equity securities that Enchira has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost, which approximates fair value.

      At December 31, 1999 and 2000, Enchira held cash and cash equivalents in excess of the federally insured amounts.

      Furniture, Equipment and Leasehold Improvements

      Furniture and equipment consists of office furniture and equipment, computers and laboratory equipment and are carried at cost, which approximates fair value. Depreciation is calculated on the straight-line method using a five-year estimated useful life. Leasehold improvements are amortized on the straight-line method over the term of the lease or over the useful life of the assets whichever is shorter.

      Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures that improve or extend the life of assets are capitalized.

      Intangible and Other Assets

      Intangible and other assets mainly consist of patent costs, which are primarily legal fees. These costs are being amortized over 20 years. Accumulated amortization at December 31, 1999 and 2000 amounted to $684,997 and $973,135, respectively.

      Note Payable

      Enchira has recorded a note payable in the accompanying balance sheet for insurance premiums financed pursuant to a promissory note as of December 31, 2000. The note has an outstanding balance of $255,867 at December 31, 2000, matures in 9 months and is subject to interest at 7.55 percent.

      Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as its method of accounting for revenue recognition. Revenue from non-refundable sponsored research and development payments is recognized as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Sponsored research and development and licensing payments received that are refundable or for which service obligations remain are reflected as deferred revenue.

      Research and Development

      All research and development costs, both generated internally and from research and development contracts, are expensed as incurred. Enchira allocates certain indirect costs to research and development expenses, which consist primarily of overhead related to the administration of research and development activities.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

      Net Loss Per Common Share

      Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and accrued dividends on the Series B Convertible Preferred Stock by the weighted average number of shares of common stock outstanding during the periods. In all applicable years, common stock equivalents were anti-dilutive and, accordingly, were not included in the computation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses and the disclosure of contingent assets and liabilities during the reporting period. Enchira has not recorded any impairment of capitalized intangibles related to patents on its technologies. Actual results could differ from those estimates.

      3. Furniture, Equipment and Leasehold Improvements

      A summary of furniture, equipment and leasehold improvements is as follows:

                                                                           December 31,
                                                                           ------------
                                                                      1999              2000
                                                                   -----------      -----------
      Office furniture and equipment ..........................    $   344,537      $   344,537
      Laboratory equipment ....................................      3,846,187        3,929,569
      Computer equipment ......................................        640,887          238,445
      Leasehold improvements ..................................      1,734,011        1,734,011
      Equipment under capital lease ...........................             --           83,410
      Automobiles .............................................         23,670           23,670
                                                                   -----------      -----------
                                                                     6,589,292        6,353,642
      Less--Accumulated depreciation and amortization .........     (5,662,608)      (5,714,777)
                                                                   -----------      -----------
                                                                   $   926,684      $   638,865
                                                                   ===========      ===========

4.    Stockholders' Equity

      In December 1998, Enchira declared a one-for-seven reverse stock split, which was effective December 18, 1998. All references to earnings per share, number of shares and share amounts prior to December 18, 1998 have been retroactively restated to reflect the reverse stock split for all periods presented.

      Series B Convertible Preferred Stock

      Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. The redemption price is payable in cash or common stock at the option of the Company. It is the Company's present intent, however, to redeem the Series B Preferred Stock for common stock, subject to certain requirements. Accordingly, the Series B Preferred Stock is included in stockholders' equity. During the year ended December 31, 2000, 131,700 shares of Series B Preferred Stock were converted to 328,261 shares of common stock. As of December 31, 2000, 314,400 aggregate shares of Series B Preferred Stock have been converted to 508,255 shares of common stock. The remaining 387,700 shares of Series B Preferred Stock are convertible into 1,156,622 shares of common stock.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

            Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock. As of December 31, 2000, Enchira has paid common stock dividends of 509,451 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.

            Common Stock

            The Company completed a private placement of its common stock during September 2000. The Company offered and sold 2,000,000 shares of its common stock at $6.4325 per share. Net proceeds from the offering were approximately $12.5 million. In connection with the closing, warrants to purchase 600,000 shares of the Company's common stock were issued at an exercise price of $7.44. In addition, warrants to purchase 31,375 shares of the Company's common stock at an exercise price of $7.44 per share were issued to The Trout Group, LLC, one of the Company's placement agents, in partial payment of their placement fees. The warrants expire in two years and have been recorded at an aggregate estimated fair value of $2,522,094, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free rate of 6.19 percent; expected dividend yield of zero; expected life of two years; and a weighted-average expected volatility at an average weight of 125 percent.

      During March 1998, Enchira issued a warrant in connection with a license agreement (see Note 7). The warrant entitles the purchaser to purchase 28,571 shares of common stock at an exercise price of $21.77 per share over a four-year term.

      In March 1995, Enchira adopted a Stockholder Rights Plan (the "Rights Plan") in which Preferred Stock Purchase Rights (the "Rights") were distributed for each share of common stock held as of the close of business on March 27, 1995 and are distributed to each share of common stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the date Rights are redeemed or (iii) March 8, 2005. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of Enchira without offering a fair price to all of Enchira's stockholders. The Rights Plan was amended in June 2000. The Rights will expire on March 8, 2005.

      Each Right entitles stockholders to buy one-hundredth of a share of a new series of Junior Preferred Stock of Enchira at an exercise price of $50.00 per one-hundredth of a share. The Rights are exercisable only if a person acquires beneficial ownership of 20percent or more of Enchira's outstanding common stock. The Rights Plan grandfathers certain stockholders who beneficially owned more than 20percent of the outstanding shares of Enchira's common stock on the effective date of the Rights Plan from triggering the exercisability of the Rights. The amendment excludes persons who are registered investment companies or advisers from triggering the exercisability of the Rights.

      In 1999 and 2000, the Company paid consultants 1,549 and 12,820 shares of common stock, respectively, at a fair market value on the date of issuance between $3.00 and $4.38 per share in 1999 and between $5.56 and $12.32 per share in 2000.

5.    Stock Options

      In January 1997, Enchira's Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, Enchira may issue options for and sell up to 14,285 shares of Common Stock to employees and consultants of Enchira. The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years. In May 1999, the 1997 Plan was amended to increase the number of shares available for grant to 1,200,000.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

      Enchira maintains a Stock Compensation Plan (the "1992 Plan"), which is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants. Under the 1992 Plan, 290,147 shares of common stock are reserved for issuance upon the exercise of stock options.

      Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 25,000 shares of common stock are reserved for issuance upon the exercise of stock options. In May 1999, the Non-Employee Director Option Plan was amended to increase the number of shares available for grant to 200,000.

      At December 31, 2000, options to purchase 705,383 shares of common stock were outstanding pursuant to the 1992 and 1997 Plans. Additionally, as of December 31, 2000 consultants and directors had outstanding options to purchase 226,860 shares of common stock that were not issued under the 1992 or 1997 Plans (35,617 options were not issued under any plan). Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones, or over a four-year period, or nine years and ten months from the date of grant. The options expire ten years from the date of grant. The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                        Options Outstanding                              Options Exercisable
----------------------------------------------------------------    ----------------------------
                                     Weighted
                                     Average
                                    Remaining
                                   Contractual       Weighted                       Weighted
    Range of        Outstanding        Life          Average        Exercisable      Average
Exercise Prices       Shares        (In Years)    Exercise Price      Shares      Exercise Price
---------------       ------        ----------    --------------      ------      --------------
$2.06 - $7.25         814,323          8.0             $ 3.60         338,651             $ 3.52
$9.63 - $35.88         70,707          6.5             $25.21          36,592             $24.96
$40.25 - $84.00        47,213          4.0             $58.97          30,470             $59.22

      A summary of the status of Enchira's stock options at December 31, 1998, 1999 and 2000, and changes during the years then ended is presented in the table and narrative below:

                                                     1992 and 1997 Plans            Options not issued under Plan
                                                     -------------------            -----------------------------
                                                  Number      Weighted Average      Number          Weighted Average
                                                of Options     Exercise Price     of Options         Exercise Price
                                                ----------    ----------------    ----------        ---------------
Balance at December 31, 1997                      231,029           35.84           35,617                26.11
    Granted ............................           49,956           18.52               --                   --
    Exercised ..........................           (4,286)           9.94               --                   --
    Forfeited ..........................         (110,118)          35.99               --                   --
                                                 --------                           ------
Balance at December 31, 1998                      166,581           31.21           35,617                26.11
    Granted ............................          453,200            2.11               --                   --
    Exercised ..........................               --              --               --                   --
    Forfeited ..........................          (51,384)          36.05               --                   --
                                                 --------                           ------
Balance at December 31, 1999                      568,397            7.80           35,617                26.11
    Granted ............................          176,200            6.01               --                   --
    Exercised ..........................          (13,813)           4.67               --                   --
    Forfeited ..........................          (25,401)           9.22               --                   --
                                                 --------                           ------
Balance at December 31, 2000                      705,383            7.20           35,617                26.11
                                                 ========                           ======

Exercisable at December 31, 1998                   97,158          $27.86           35,617               $26.11
Exercisable at December 31, 1999                  120,977          $19.04           35,617               $26.11
Exercisable at December 31, 2000                  204,567          $11.66           35,617               $26.11

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

      The weighted average fair value of the options issued under the 1992 and 1997 Plans for the years ended December 31, 1998, 1999 and 2000 was $9.09, $1.92 and $5.72, respectively.

      During the years ended December 31, 1998, 1999 and 2000, Enchira granted 17,714, 83,100 and 88,000 options respectively, under the Non-Employee Director Option Plan. These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $13.15, $2.29 and $6.66, respectively. As of December 31, 1998, 1999 and 2000, Enchira had 67,045, 150,128 and 191,243 options exercisable, respectively, under this plan with a weighted-average exercise price of $26.26, $12.99 and $7.86, respectively. The weighted average fair market value of the options issued under this plan during the years ended December 31, 1998, 1999 and 2000 was $7.13, $1.89 and $6.38,
respectively.

      Enchira accounts for its stock options under APB Opinion No. 25. Enchira records deferred compensation for the difference between the exercise price and the fair market value on the measurement date. During 1998, 1999 and 2000, Enchira issued all options at fair market value and no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS. 123, Enchira's net loss and loss per share would have been increased to the following pro forma amounts:

                                                             1998                1999                2000
                                                             ----                ----                ----
           Net Loss:                   As Reported     $   (8,845,367)     $   (5,264,462)    $   (6,023,540)
                                                       --------------      --------------     --------------
                                       Pro Forma          (10,183,481)         (8,562,311)        (9,106,624)
                                                       --------------      --------------     --------------

           Net Loss Per Common Share:  As Reported     $        (5.20)     $        (1.78)    $        (1.10)
                                                       --------------      --------------     --------------
                                       Pro Forma                (5.43)              (1.85)             (1.20)
                                                       --------------      --------------     --------------

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: risk-free interest rates of 5.8, 6.4 and 6.1 percent for all the Plans; expected dividend yields of zero for all the Plans; expected lives of nine years and ten months for all options; and expected volatility of 71.4,
100.8 and 112.7 percent for all the Plans.

6.    Federal Income Taxes

      Enchira has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000, Enchira had accumulated net operating losses ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $69.1 million and $1.8 million, respectively. These carryforwards begin to expire in 2005. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit Enchira's ability to utilize these carryforwards. In April 1991, October 1994 and July 2000, Enchira underwent a "more than 50 percent change in ownership" as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, Enchira may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

      Significant components of Enchira's net deferred tax asset at December 31, 1999 and 2000 are as follows:

                                                                   1999              2000
                                                               ------------      ------------
Deferred tax assets relating to:
Federal net operating loss carryforwards .................     $ 21,402,906      $ 23,512,630
Research and development credit carryforwards ............        1,707,190         1,815,159
Capital and Texas business loss carryforwards ............          950,282         1,107,717
Book/tax differences on depreciable, amortizable and other
      assets and accrued liabilities .....................          175,573            (3,296)
Deferred revenue and unrealized gains ....................           61,200           248,200

Deferred tax valuation allowance .........................      (24,297,151)      (26,680,410)
                                                               ------------      ------------
Net deferred tax asset ...................................     $         --      $         --
                                                               ============      ============

      Beginning January 1, 1993, Enchira adopted SFAS 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Since Enchira has incurred losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets. Enchira's effective income tax rate differs from the statutory federal income tax rate because of the increase in the deferred tax valuation allowance.

7.    License and Research Agreements

      To finance its research and development budgets, Enchira intends to seek additional collaborative research and development agreements with corporate partners.

      In August 2000, the Company entered into a collaboration agreement with Genencor International, Inc. ("Genencor") for research and development work on improved industrial proteins. Under the agreement, Genencor will provide $1 million of funding over the next two years. In May 2000, the Company entered into a licensing agreement with Genencor involving Enchira's proprietary gene shuffling technology for directed evolution. Under the agreement, Genencor will use the Company's proprietary RACHITT(TM) technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. Genencor paid an initial licensing fee and an additional fee for an option to expand the licensing field in June 2000. In the event that Genencor's rights to the RACHITT(TM) technology are materially and adversely affected as a result of the arbitration with Maxygen, the payments received from Genencor are refundable. Payments received under the licensing and collaboration agreements during 2000 have been recorded as deferred revenue on the balance sheet

      In October 2000, the Company established a joint collaboration with The University of Texas M. D. Anderson Cancer Center to apply its directed evolution technologies to the development of more effective cancer therapies targeted toward epidermal growth factor receptors. In this collaboration, Enchira will provide directed evolution and robotic screening research and has retained rights to developments that come out of the relationship. The agreement may be terminated by either party with 30 days advanced written notice.

      In March 1998, Enchira entered into a site license agreement with Petro Star Inc. ("Petro Star") regarding the design and installation of a BDS unit at Petro Star's Valdez, Alaska refinery. The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed. In addition, the agreement provides Enchira with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star's refinery. The agreement calls for the payment of staged license fees and royalties to Enchira, including a $200,000 initial site license fee upon execution of the agreement. As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization. In connection with the execution of the agreement, Enchira issued a four-year warrant entitling Petro Star to purchase 28,571 shares of Enchira Common Stock at an exercise

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

price of $21.77 per share. The warrant was recorded as research and development expense at an estimated fair value of $404,500, which was computed using the Black-Scholes option-pricing model. The successful implementation of a commercial BDS unit will be dependent upon Enchira's ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology). In September 2000, Enchira notified Petro Star that it will not continue to pursue development of BDS technology at the Petro Star refinery. The parties are in discussions concerning a licensing arrangement and termination of the relationship.

      In August 1997, Enchira was awarded funding by the U.S. Department of Energy ("DOE") for a $2.9 million, as amended and extended to May 2001, program dedicated to the development of a BDS application for gasoline. Through December 31, 2000, Enchira had recognized $2,604,380 in sponsored research revenue from the grant. Enchira continues to pursue the development of this technology and expects to receive the remaining grant funds in 2001.

      In December 1994, Enchira was awarded a $2 million federal grant under the Advanced Technology Programs administered by the National Institute of Standards and Technology ("NIST"). The three-year program funded by this grant was dedicated to the development of a biotechnology-based method of removing sulfur from crude oil. During 1998, the final year of the program, Enchira recognized $34,000 in sponsored research revenue relating to this grant.

8.    Commitments and Contingencies

      Enchira is currently pursuing remedies for the arbitration ruling relating to its arbitration with Maxygen. Additionally, Enchira is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel, that the outcome of these other legal actions and claims will not have a material adverse effect upon the financial position and results of operations of Enchira.

      Enchira maintains a Simplified Employee Pension Plan (the "Plan") for all employees. Under the terms of the Plan, employees are eligible to participate after completion of six months of service. Enchira contributes an amount equal to 8percent of the employees' annual compensation to the Plan. Employees are vested immediately and there is presently no employee contribution. Total expenses under the Plan were approximately $284,000, $195,000 and $159,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      Enchira has recorded a capital in the accompanying balance sheet for laboratory equipment financed pursuant to a promissory note as of January 1, 1999. The note has an outstanding balance of $70,295 at December 31, 2000, matures in 4 years and is subject to interest at 10.38 percent.

      Future minimum payments under a non-cancelable operating lease consist of the following at December 31, 2000:


                 Fiscal Year

                 2001..................................    $  409,617
                 2002..................................       436,998
                 2003..................................       364,165
                                                           ----------

                       Total minimum lease payments....    $1,210,780
                                                           ==========

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                    Notes to Financial Statements (Continued)

      Enchira incurred rent expense of $399,724, $382,829 and $308,056 during 1998, 1999 and 2000, respectively. Rent expense in 2000 is net of sublease income of approximately $84,000.

9.    Quarterly Information (Unaudited)

                                                                  Fiscal Year Quarters
                                                                  --------------------
                                       First           Second            Third           Fourth           Total
                                       -----           ------            -----           ------           -----
Year ended December 31, 2000
Revenues ......................     $   287,697      $    70,468      $   135,157      $   347,230      $   840,552
Costs and expenses ............       1,478,051        1,522,741        1,780,661        2,347,740        7,129,193
                                    -----------      -----------      -----------      -----------      -----------

Net loss ......................     $(1,119,378)     $(1,397,810)     $(1,577,064)     $(1,929,288)     $(6,023,540)
                                    ===========      ===========      ===========      ===========      ===========

Loss per common share --
    Basic and diluted .........     $     (0.27)     $     (0.28)     $     (0.28)     $     (0.27)     $     (1.10)
                                    ===========      ===========      ===========      ===========      ===========
Year ended December 31, 1999
Revenues ......................     $   510,873      $   514,063      $   390,241      $        --      $ 1,415,177
Costs and expenses ............       2,148,424        1,533,277        1,437,294        1,634,461        6,753,456
                                    -----------      -----------      -----------      -----------      -----------

Net loss ......................     $(1,616,405)     $  (999,017)     $  (957,216)     $(1,691,824)     $(5,264,462)
                                    ===========      ===========      ===========      ===========      ===========

Loss per common share --
    Basic and diluted .........     $     (1.15)     $     (0.56)     $     (0.25)     $     (0.36)     $     (1.78)
                                    ===========      ===========      ===========      ===========      ===========