Form 10-Q
period 2001-03-31
ENCHIRA BIOTECHNOLOGY CORP
filed 2001-05-14
CIK 895677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]     No [ ]

      As of May 4, 2001, there were outstanding 9,267,993 shares of Common Stock, par value $.01 per share, of the registrant.

                        ENCHIRA BIOTECHNOLOGY CORPORATION


                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                    PAGE
                                                                  --------
Factors Affecting Forward-Looking Statements                          3

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                                  4

                Balance Sheets as of March 31, 2001 (Unaudited)
                and December 31, 2000                                 5

                Statements of Operations for the Three Months
                Ended March 31, 2001 and 2000 (Unaudited)             6

                Statements of Cash Flows for the Three Months
                Ended
                March 31, 2001 and 2000 (Unaudited)                   7

                Notes to Financial Statements                         8

                Management's Discussion and Analysis of
Item 2.         Financial                                            10
                Condition and Results of Operations

                Quantitative and Qualitative Disclosures about
Item 3.         Market Risk                                          13

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                    13

Item 6.         Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                           14

                 FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company's technology, the pending dispute and arbitration with Maxygen relating to the Company's rights to its RACHITT(TM) technology, the Company's history of operating losses aNd uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company's technology, uncertainties as to the protection offered by the Company's patents and proprietary technology, the Company's dependence on collaborations, the Company's need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. For additional discussion of such risks, uncertainties and assumptions ("Cautionary Statements"), see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this report and "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the 2000 Form 10-K.

      The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                                 BALANCE SHEETS

                                                               March 31,      December 31,
                                                                 2001             2000
                                                              ------------    ------------
                                                              (Unaudited)
                            ASSETS
Current assets:
      Cash and cash equivalents                               $  9,426,918    $  7,524,191
      Short-term investments                                     2,514,275       4,475,679
      Prepaid expenses and other current assets                    485,087         900,266
                                                              ------------    ------------
          Total current assets                                  12,426,280      12,900,136

Long-term investments                                                 --         1,280,937
Furniture, equipment and leasehold improvements, net               585,239         638,865
Intangible and other assets, net                                 1,053,337       1,038,175
                                                              ------------    ------------
          Total assets                                        $ 14,064,856    $ 15,858,113
                                                              ============    ============

             LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                $    451,003    $    544,836
      Capital lease, short-term                                     12,626          12,304
      Deferred revenue                                             813,333         730,000
      Note payable                                                 142,149         255,867
                                                              ------------    ------------
          Total current liabilities                              1,419,111       1,543,007

Capital lease, long-term                                            54,428          57,991

Stockholders' equity:
      Series B Convertible Preferred Stock, $0.01 par value
          (liquidation value $24,513,243; 760,000 shares
          authorized, 387,700 and 387,700 shares,
          respectively, issued and outstanding)                 24,065,107      23,512,474
      Common Stock, $0.01 par value (30,000,000 shares
          authorized, 9,079,313 and 9,067,700 shares,
          respectively, issued and outstanding)                     90,793          90,677
      Additional paid-in capital                                73,564,160      73,626,674
      Accumulated deficit                                      (85,128,743)    (82,972,710)
                                                              ------------    ------------
          Total stockholders' equity                            12,591,317      14,257,115
                                                              ------------    ------------
          Total liabilities and stockholders' equity          $ 14,064,856    $ 15,858,113
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                   2001              2000
                                                -----------      -----------
Sponsored research revenues                     $   256,636      $   287,697
                                                -----------      -----------

Costs and expenses:
    Research and development                      1,058,238        1,006,463
    General and administrative                      967,803          471,588
                                                -----------      -----------

            Total costs and expenses              2,026,041        1,478,051
                                                -----------      -----------

Interest and investment income                       49,534           70,976
                                                -----------      -----------
Net loss                                        $(1,719,871)     $(1,119,378)
                                                ===========      ===========

Net loss per common share-- basic
    and diluted                                 $     (0.25)     $     (0.27)
                                                ===========      ===========

Shares used in computing net loss per
    common share-- basic and diluted              9,078,426        6,645,402
                                                ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                      2001           2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $(1,719,871)   $(1,119,378)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
             Depreciation and amortization                              80,676        116,787
             Issuance of common stock for services                      50,000           --
       Changes in assets and liabilities:
             Decrease (increase) in prepaid expenses and other
                 current assets                                        415,179       (339,487)
             Increase (decrease) in accounts payable and accrued
                 liabilities                                           (93,833)        27,179
             Increase in deferred revenue                               83,333           --
                                                                   -----------    -----------
                 Net cash used in operating activities              (1,184,516)    (1,314,899)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                            (18,050)       (84,767)
       Patent expenditures                                             (24,162)       (97,970)
       Net sale of investments held to maturity                      3,242,341      1,945,199
                                                                   -----------    -----------
          Net cash provided by investing activities                  3,200,129      1,762,462
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital lease obligations                                        (3,241)        80,512
       Issuance (payments) on note payable                            (113,718)        73,067
       Issuance of common stock                                          4,073        146,517
                                                                   -----------    -----------
          Net cash provided by (used in) financing activities         (112,886)       300,096
                                                                   -----------    -----------

NET INCREASE IN CASH AND CASH
       EQUIVALENTS                                                   1,902,727        747,659
CASH AND CASH EQUIVALENTS AT BEGINNING OF
       PERIOD                                                        7,524,191      2,510,274
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 9,426,918    $ 3,257,933
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        ENCHIRA BIOTECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   Enchira Biotechnology Corporation ("Enchira" or the "Company"), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. Enchira is a biotechnology company incorporating genetic recombination, high throughput screening and bioprocessing in an integrated, directed evolution technology platform. The Company believes that its proprietary platform technology can be used to generate libraries of novel genes for the creation of improved enzymes for a broad range of applications, such as protein-based pharmaceuticals, agricultural crop enhancement and protection products, and industrial enzymes for the manufacture of specialty chemicals, fine chemicals and pharmaceutical intermediates.

   On April 27, 2000, Enchira received notice from Maxygen Inc. ("Maxygen") that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the "Development Agreement") between Enchira and Maxygen. Maxygen claims that Enchira used their confidential information to develop the RACHITT(TM) technology, which they allege was provided to EnchiRa under the Development Agreement. The arbitration was held in November 2000.

   On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. The arbitrator's opinion found that Enchira breached several provisions of the Development Agreement with respect to Enchira's RACHITT(TM) and HTS technologies, bUt remedies for such breaches were not specified in the ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira continues to believe is its independeNt technology. To this end, Enchira has met with Maxygen and made certain proposals. Enchira is currently awaiting Maxygen's response to its proposals. While Enchira continues to deny all of Maxygen's allegations and believes that its technology was independently developed after the collaboration terminated, the ultimate resolution of the arbitrator's ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira's use of such technology.

   Enchira has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. Enchira has an accumulated deficit since inception of approximately $85 million and expects that its existing financial resources, exclusive of any financial settlement that may be required as a remedy in the Maxygen arbitration case, will fund operations through 2002. Enchira may seek additional financing through various alternatives that include: an equity financing, government funding and alliances with pharmaceutical companies and corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to Enchira. Enchira's inability to raise funds when needed may require Enchira to

                      ENCHIRA BIOTECHNOLOGY CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

   The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the 2000 Form 10-K.

NOTE 2.  SERIES B CONVERTIBLE PREFERRED STOCK

   Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments. The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. The redemption price is payable in cash or common stock at the option of the Company. It is the Company's present intent, however, to redeem the Series B Preferred Stock for common stock, subject to certain requirements. Accordingly, the Series B Preferred Stock is included in stockholders' equity. As of March 31, 2001, 314,400 aggregate shares of Series B Preferred Stock have been converted to 508,255 shares of common stock. The remaining 387,700 shares of Series B Preferred Stock are convertible into 1,156,622 shares of common stock.

   Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and
(ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock. As of March 31, 2001, Enchira has paid common stock dividends of 509,451 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   To date, Enchira has devoted substantially all of its efforts to research and development. There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues. The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its directed evolution technology, organosulfur compounds and biocatalyst development. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Enchira has an accumulated deficit since inception of approximately $85 million and believes that it can conserve its existing financial resources to fund operations through 2002, assuming that there is no material change in its development strategy and no material expenditures as a result of the Maxygen arbitration.

   On April 27, 2000, Enchira received notice from Maxygen Inc. ("Maxygen") that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the "Development Agreement") between Enchira and Maxygen. Maxygen claims that Enchira used their confidential information to develop the RACHITT(TM) technology, which they allege was provided to EnchiRa under the Development Agreement. The arbitration was held in November 2000.

   On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. The arbitrator's opinion found that Enchira breached several provisions of the Development Agreement with respect to Enchira's RACHITT(TM) and HTS technologies, bUt remedies for such breaches were not specified in the ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira continues to believe is its independeNt technology. To this end, Enchira has met with Maxygen and made certain proposals. Enchira is currently awaiting Maxygen's response to its proposals. While Enchira continues to deny all of Maxygen's allegations and believes that its technology was independently developed after the collaboration terminated, the ultimate resolution of the arbitrator's ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira's use of such technology.

RESULTS OF OPERATIONS

   The Company had sponsored research revenues of $256,636 during the first three months of 2001 as compared to $287,697 during the first three months of 2000. The decrease of $31,061 in sponsored research revenues resulted primarily from the decrease in sponsored research revenues from a Department of Energy ("DOE") grant.

   The Company had research and development expenses for the three months ended March 31, 2001 and 2000 of $1,058,238 and $1,006,463, respectively. The increase in research and development expenses of $51,775 for the three months ended March 31, 2001 as compared to the corresponding prior year period resulted primarily from an increase in research and development personnel costs in the first quarter of 2001. The Company expects its research and development expenses to increase in 2001, as it increases personnel to continue development of its directed evolution technology platform.

   The Company had general and administrative expenses for the three months ended March 31, 2001 and 2000 of $967,803 and $471,588, respectively. The increase in general and administrative expenses of $496,215 for the three months ended March 31, 2001 as compared to the corresponding prior year period resulted primarily from an increase in legal expenses related to the arbitration with Maxygen, the addition of a Vice President of Business Development in September 2000 and certain increases in employee compensation. The Company expects its general and administrative expenses to increase as it continues to pursue a resolution to its dispute with Maxygen.

   The Company had interest and investment income of $49,534 and $70,976 for the first three months of 2001 and 2000, respectively. The decrease in investment income of $21,442 resulted primarily from unrealized losses on cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development. To date, all of the Company's revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements. Enchira has incurred cumulative losses since inception and expects to incur continued losses for at least the next several years, due primarily to continued research and development activities and acceleration of the development of its directed evolution technology platform and analytical and high throughput screening capabilities. Enchira expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2001, the Company's accumulated deficit was approximately $85 million.

   As of March 31, 2001, 314,400 aggregate shares of Series B Preferred Stock have been converted to 508,255 shares of common stock. Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company's election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock. The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock. As of March 31, 2001, Enchira has paid common stock dividends of 509,451 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.

   For the three months ended March 31, 2001, the Company used $1,184,516 in operating activities, incurred $42,212 in capital and patent expenditures and used $112,886 in financing activities. At March 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $11,941,193, and working capital of $11,007,169.

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

   In August 2000, the Company entered into a collaboration agreement with Genencor International Inc. ("Genencor") for research and development work on improved industrial proteins. Under the agreement Genencor will provide $1 million of funding to the Company over a two-year period.

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

   In August 1997, Enchira was awarded funding by the DOE for a $2.9 million, as amended and extended to May 2001, program dedicated to the development of a BDS application for gasoline. Through March 31, 2001 the Company has recognized approximately $2.7 million in sponsored research revenue from the grant, of which approximately $131,600 was receivable at March 31, 2001. This receivable is included in prepaid expenses and other current assets on the balance sheet.

   The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues. The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology. The Company believes that its available cash, investments and interest income will be adequate to fund its operations through 2002, assuming no material change in its development strategy and no additional material expenditures under the Maxygen proceeding.

   The Company's capital requirements will depend on many factors, including the outcome of the Maxygen dispute; the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; timing of environmental regulations; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of biocatalyst manufacturing capacity or third-party manufacturing arrangements; the establishment of collaborative relationships; the success of the Company's sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights and of defending the Maxygen claims; and other changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company's technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

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

   See Note 1 to the Notes to Financial Statements herein for a discussion of recent developments in the Maxygen arbitration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   None

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen. His opinion found that Enchira breached several provisions of the Development Agreement with Maxygen with respect to Enchira's RACHITT(TM) and HTS technologies, but he dId not specify a remedy for such breaches in his ruling. The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy. If the parties cannot reach an agreement, they will again appear before the arbitrator who will issue a decision on damages or some other remedy. While Enchira will work with Maxygen and the arbitrator to reach a conclusion to this proceeding, it also intends to investigate alternative actions that will permit Enchira to continue to develop the RACHITT(TM) technology that Enchira believes is its independent technologY. Enchira has met with Maxygen and is currently awaiting Maxygen's response to Enchira's proposals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

           11.1  Statement regarding Computation of Per Share Earnings.

        Reports on Form 8-K

        On March 9, 2001, the Company filed a Current Report on Form 8-K reporting an event under Item 5.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Enchira Biotechnology Corporation


By:   /s/ PETER P. POLICASTRO
      ------------------------------------------
      Peter P. Policastro
      Chief Executive Officer and President


Date: May 11, 2001

By:   /s/ PAUL G. BROWN III
      ------------------------------------------
      Paul G. Brown III
      Vice President, Finance and Administration and
      Chief Financial Officer

Date: May 11, 2001