Form 10-Q
period 2001-06-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2001-08-14
CIK 895677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

281-419-7000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

             As of August 1, 2001, there were outstanding 9,278,711 shares of Common Stock, par value $.01 per share, of the registrant.

ENCHIRA BIOTECHNOLOGY CORPORATION

Form 10-Q for the Quarter Ended June 30, 2001

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

             This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “expect”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company’s technology, the pending dispute and arbitration with Maxygen relating to the Company’s rights to its RACHITT™ technology, the Company’s history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company’s technology, uncertainties as to the protection offered by the Company’s patents and proprietary technology, the Company’s dependence on collaborations, the Company’s need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions (“Cautionary Statements”), see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this report and “Item 1.  Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”).  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

ENCHIRA BIOTECHNOLOGY CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,148,821	$7,524,191
Short-term investments	1,285,044	4,475,679
Prepaid expenses and other current assets	588,770	900,226

Total current assets	11,022,635	12,900,136

Long-term investments	―	1,280,937
Furniture, equipment and leasehold improvements, net	513,335	638,865
Intangible and other assets, net	1,081,915	1,038,175

Total assets	$12,617,885	$15,585,113

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$566,086	$544,836
Capital lease, short-term	12,956	12,304
Deferred revenue	813,333	730,000
Note payable	56,860	255,867

Total current liabilities	1,449,235	1,543,007

Capital lease, long-term	50,772	57,991

Stockholders' equity:
Series B Convertible Preferred Stock, $0.01 par value (liquidation value $20,863,824; 760,000 shares authorized, 307,700 and 387,700 shares, respectively, issued and outstanding)	20,534,576	23,512,474
Common Stock, $0.01 par value (30,000,000 shares authorized, 9,278,711 and 9,067,700 shares, respectively, issued and outstanding)	92,787	90,677
Additional paid-in capital	77,443,279	73,626,674
Accumulated deficit	(86,952,764)	(82,972,710)

Total stockholders' equity	11,117,878	14,257,115

Total liabilities and stockholders’ equity	$12,617,885	$15,858,113

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Sponsored research and licensing revenues	$273,965	$70,468	$530,601	$358,165

Costs and expenses:
Research and development	856,998	979,208	1,915,236	1,985,671
General and administrative	1,016,807	543,533	1,984,610	1,015,121

Total costs and expenses	1,873,805	1,522,741	3,899,846	3,000,792

Interest and investment income	126,401	54,463	175,935	125,439

Net loss	$(1,473,439)	$(1,397,810)	$(3,193,310)	$(2,517,188)

Net loss per share — basic and diluted	$(0.21)	(0.28)	$(0.46)	$(0.55)

Shares used in computing net loss per common share — basic and diluted	9,269,029	7,026,388	9,174,254	6,838,391

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,193,310)	$(2,517,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	165,190	233,574
Issuance of common stock for services	50,000	25,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	311,456	(369,510)
Increase (decrease) in accounts payable and accrued liabilities	21,250	(65,968)
Increase in deferred revenue	83,333	550,000

Net cash used in operating activities	(2,562,081)	(2,144,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,620)	(24,496)
Patent expenditures	(61,740)	(113,328)
Net sale of investments held to maturity	4,471,572	1,945,199

Net cash provided by investing activities	4,388,212	1,807,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(6,567)	―
(Payments) proceeds on notes payable, net	(199,007)	28,784
Proceeds from exercise of common stock and warrants	4,073	188,646

Net cash provided by (used in) financing activities	(201,501)	217,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,624,630	(119,287)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,524,191	2,510,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,148,821	$2,390,987

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2001

Note 1.  Basis of Presentation and Significant Accounting Policies

             Enchira Biotechnology Corporation (“Enchira” or the “Company”), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. Enchira is a biotechnology company incorporating genetic recombination, high throughput screening (“HTS”) and bioprocessing in an integrated, directed evolution technology platform.  The Company believes that its proprietary platform technology can be used to generate libraries of novel genes for the creation of improved enzymes for a broad range of applications, such as protein-based pharmaceuticals, agricultural crop enhancement and protection products, and industrial enzymes for the manufacture of specialty chemicals, fine chemicals and pharmaceutical intermediates.

             On April 27, 2000, Enchira received notice from Maxygen Inc. (“Maxygen”) that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the “Development Agreement”) between Enchira and Maxygen.  Maxygen claims that Enchira used their confidential information to develop the RACHITT™ technology, which they allege was provided to Enchira under the Development Agreement.  The arbitration hearing was held in November 2000.

             On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen.  The arbitrator’s opinion found that Enchira breached several provisions of the Development Agreement with respect to Enchira’s RACHITT™ and HTS technologies, but remedies for such breaches were not specified in the ruling.  The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy.  To that end, Enchira met with Maxygen and made certain proposals, but an agreement was not reached.  Enchira is currently awaiting a hearing before the arbitrator, scheduled for August 31, 2001, to determine an appropriate remedy.  While Enchira continues to deny all of Maxygen’s allegations and believes that its technology was independently developed after the collaboration terminated, the ultimate resolution of the arbitrator’s ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira’s use of such technology.

             Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of its biodesulfurization technology in 1998 and there is no assurance of future revenues.  Enchira has an accumulated deficit since inception of approximately $87 million and expects that its existing financial resources, exclusive of any financial settlement that may be required as a remedy in the Maxygen arbitration case, will fund operations through the end of 2002. Enchira may seek additional financing through various alternatives, including:  an equity financing, government research funding and alliances with corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to Enchira.  Enchira’s inability to raise funds when needed may require Enchira to delay, scale back or eliminate some or all of its research and product development programs.  Enchira will also continue to have increased expenses as a result of its ongoing arbitration with Maxygen.  These expenses and any fees associated with any license, cross licenses or other remedies that Enchira may be required to enter into with Maxygen may significantly deplete its existing capital and cause Enchira to seek additional capital, which may not be available on favorable terms, if at all.

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

Note 2.  Series B Convertible Preferred Stock

             Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments.  The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. The redemption price is payable in cash or common stock or a combination at the option of the Company.  The Company does not have sufficient funds available at this time to repay such amount in cash.  It is the Company’s present intent to redeem the Series B Preferred Stock for common stock, and accordingly, the Series B Preferred Stock is included in stockholders’ equity.  However, such redemption with shares of common stock is subject to several requirements, including a requirement that the shares of common stock issued in payment of such redemption price be listed on a national exchange, including the Nasdaq National Market.  Additionally, the Company shall use its reasonable best efforts to subject such shares of common stock to a firm commitment underwritten offering by an investment banking firm mutually agreeable to the Company and the holders of shares of Series B Preferred Stock.  There can be no assurance that the Company will be able to meet such requirements at such time.  Should the ability of the Company to redeem its Series B Preferred Stock using its shares of common stock become outside of its control, the carrying value of the Series B Preferred Stock will be classified as a liability in its balance sheet.  In the event the Company is able and elects to redeem the Series B Preferred Stock with shares of its common stock, such redemption will likely result in a substantial dilution of the Company’s current common stockholders.  As of June 30, 2001, 394,400 aggregate shares of Series B Preferred Stock have been converted to 741,348 shares of common stock.   The remaining 307,700 shares of Series B Preferred Stock are convertible into 917,959 shares of common stock.

             Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on certain conversions of Series B Preferred Stock to common stock.  As of June 30, 2001, Enchira has paid common stock dividends of 509,451 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.  The Company is currently obligated to issue approximately 662,000 shares of its common stock to one of its stockholders who previously converted its shares of Series B Preferred Stock but who has not yet been issued dividends to which it was entitled at the time of such conversion.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

             To date, Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of its biodesulfurization technology in 1998 and there is no assurance of future revenues.  The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its directed evolution technology, organosulfur compounds and biocatalyst development.  The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Enchira has an accumulated deficit since inception of approximately $87 million and believes that it can conserve its existing financial resources to fund operations through the end of 2002, assuming no material change in its development strategy and no additional material expenditures under the Maxygen processing.

             On April 27, 2000, Enchira received notice from Maxygen Inc. (“Maxygen”) that they had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the “Development Agreement”) between Enchira and Maxygen.  Maxygen claims that Enchira used their confidential information to develop the RACHITT™ technology, which they allege was provided to Enchira under the Development Agreement.  The arbitration hearing was held in November 2000.

             On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen.  The arbitrator’s opinion found that Enchira breached several provisions of the Development Agreement with respect to Enchira’s RACHITT™ and HTS technologies, but remedies for such breaches were not specified in the ruling.  The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy.  To that end, Enchira met with Maxygen and made certain proposals, but an agreement was not reached.  Enchira is currently awaiting a hearing before the arbitrator, scheduled for August 31, 2001, to determine an appropriate remedy.  While Enchira continues to deny all of Maxygen’s allegations and believes that its technology was independently developed after the collaboration terminated, the ultimate resolution of the arbitrator’s ruling could require Enchira to pay costly licensing or royalty fees or result in an outright prohibition of Enchira’s use of such technology.

Results of Operations

             The Company had sponsored research revenues for the three months ended June 30, 2001 and 2000 of  $273,965 and $70,468, respectively.  The increase of $203,497 in sponsored research revenues resulted primarily from payments received under a research and development collaboration agreement with Genencor International Inc. (“Genencor”) entered into in August 2000.

             The Company had sponsored research revenues of $530,601 during the first six months of 2001 as compared to $358,165 during the first six months of 2000.  The increase of $172,436 in sponsored research revenues resulted from the collaboration agreement with Genencor.

             The Company had research and development expenses for the three months ended June 30, 2001 and 2000 of $856,998 and $979,208, respectively, and for the six months ended June 30, 2001 and 2000 of $1,915,236 and $1,985,671, respectively.  The decrease in research and development expenses of $122,210 and $70,435, respectively, for the three and six months ended June 30, 2001 as compared to the corresponding prior year periods resulted primarily from a reduction in research and development personnel due to attrition.  See “Liquidity and Capital Resources” below for additional discussion.  The Company expects its research and development expenses to remain below 2000 levels for the remainder of 2001, reflecting a decrease in the number of research and development personnel.

             The Company had general and administrative expenses for the three months ended June 30, 2001 and 2000 of $1,016,807 and $543,533, respectively, and for the six months ended June 30, 2001 and 2000 of $1,984,610 and $1,015,121, respectively.  The increases of $473,274 and $969,489, respectively, for the three months and six months ended June 30, 2001 as compared to the corresponding periods in 2000, resulted primarily from increased legal expenses associated with the arbitration with Maxygen and the addition of a Vice President for Business Development in September 2000.  The Company expects its general and administrative expenses to remain at 2000 levels for the remainder of 2001.

             The Company had interest and investment income for the three months ended June 30, 2001 and 2000 of $126,401 and $54,463, respectively and for the six months ended June 30, 2001 and 2000 of $175,935 and $125,439, respectively.  The increases of $71,938 and $50,496, respectively, for the three and six months ended June 30, 2001 as compared to the corresponding prior year periods resulted primarily from an increase in the available cash from which interest and other investment income are generated.

Liquidity and Capital Resources

             As of June 30, 2001, 394,400 shares of Series B Preferred Stock had been converted to 741,348 shares of common stock.  Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and has not paid dividends on Series B Preferred Stock except on certain conversions of Series B Preferred Stock to common stock.  As of June 30, 2001, Enchira has paid common stock dividends of 509,451 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.

             For the six months ended June 30, 2001, the Company used $2,562,080 in operating activities, incurred $83,360 in capital and patent expenditures and used $201,502 in financing activities.  At June 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $10,433,865 and working capital of $9,573,400.

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

             In August 2000, the Company entered into a collaboration agreement with Genencor for research and development work on improved industrial proteins.  Under the agreement Genencor will provide $1 million of funding to the Company over a two-year period.  Through June 30, 2001, the Company has received $500,000 for research and development under the Genencor agreement, $83,333 of which is currently deferred.

             In May 2000, the Company entered into a licensing agreement with Genencor involving EBC’s proprietary gene shuffling technology for directed evolution.  Under the agreement, Genencor will use the Company’s proprietary technologies, which may include the RACHITT™ technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries.  To date, the Company has not used its proprietary RACHITT™ technology to develop products under the Genencor agreement.  An initial licensing fee and an additional fee for an option to expand the licensing field were paid by Genencor in June 2000.  Revenues received during the second quarter of 2000 have been deferred.

             In August 1997, Enchira was awarded funding by the DOE for a $2.9 million program, as amended and extended to May 2001, dedicated to the development of a biodesulfurization application for gasoline.  Through June 30, 2001 the Company has recognized approximately $2.9 million in sponsored research revenue from the grant, of which $280,601 was receivable at June 30, 2001.  The receivable is included in prepaid expenses and other current assets on the balance sheet.

             The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues.  The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology.  The Company will also continue to have increased expenses as a result of its ongoing arbitration with Maxygen.  These expenses and any fees associated with any license, cross licenses or other remedies that the Company may be required to enter into with Maxygen may significantly deplete its existing capital and cause the Company to seek additional captial, which may not be available on favorable terms, if at all.  The Company believes that its available cash, investments and interest income will be adequate to fund its operations through 2002, assuming no material change in its development strategy and no additional material expenditures under the Maxygen processing.

             The Company's capital requirements will depend on many factors, including the outcome of the Maxygen dispute; the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of the Company’s sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights and of defending the Maxygen claims; and other changes in economic, regulatory or competitive conditions in the Company’s planned business.  Estimates about the adequacy of funding for the Company’s activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company’s technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful.  There can be no assurance that changes in the Company’s research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

             To satisfy its capital requirements, the Company may seek additional funding through various alternatives, including:  an equity financing, government funding, and alliances with corporate partners.  There can be no assurance that any such funding will be available to the Company on favorable terms or at all.  If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs.  If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

             None

Part II.  Other Information

Item 1.  Legal Proceedings

             On March 6, 2001, Enchira received an unfavorable ruling from the arbitrator in its arbitration proceeding with Maxygen.  His opinion found that Enchira breached several provisions of the Development Agreement with Maxygen with respect to Enchira’s RACHITT™ and HTS technologies, but he did not specify a remedy for such breaches in his ruling.  The arbitrator directed that the parties attempt to arrive at an agreement for an appropriate remedy.  Enchira met with Maxygen and made certain proposals, but an agreement was not reached.  Enchira is currently awaiting a hearing before the arbitrator, scheduled for August 31, 2001, to determine an appropriate remedy.

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company’s Annual Meeting of Stockholders was held on June 5, 2001, to consider and vote on the following proposals:

             Proposal 1:       The Election of Directors

             The following individuals were nominated and elected as directors to hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

	For	Withheld
Nancy T. Chang, Ph.D.	5,500,321	725,645
R. James Comeaux	5,499,305	726,661
G. Anthony Gorry, Ph.D.	5,500,321	725,645
Thomas E. Messmore	5,499,295	726,661
Daniel J. Monticello, Ph.D.	5,049,295	1,176,671
William E. Nasser	5,500,393	725,573
Peter P. Policastro, Ph.D.	5,049,523	1,176,443
William D. Young	5,500,493	725,473

             Following their re-election to the Board of Directors, Drs. Chang and Gorry resigned from the Board of Directors, effective June 18, 2001 and June 29, 2001, respectively.

             Proposal 2:       Approval of an amendment to the Company’s 1997 Stock Option Plan, as amended, to increase the number of shares available for grant to 2,000,000 shares.

For	2,475,202	Against	1,834,762	Abstain	22,749

             Proposal 3:       Approval of an amendment to the Company’s Non-Employee Director Option Plan, as amended, to increase the number of shares available for grant to 400,000 shares.

For	2,677,380	Against	1,632,113	Abstain	23,221

             Proposal 4:       Ratification and Approval of Independent Public Accountants

With respect to the following resolution:

             Resolved, that the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants of the Company for the year ending December 31, 2001 be and hereby is ratified and approved.

For	6,208,598	Against	14,565	Abstain	2,803

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

11.1 Statement regarding Computation of Per Share Earnings.

b.	Reports on Form 8-K
None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:	/s/ Peter P. Policastro
Peter P. Policastro
Chief Executive Officer and President

Date: August 13, 2001

By:	/s/ Paul G. Brown III
Paul G. Brown III
Vice President, Finance and Administration and
Chief Financial Officer

Date: August 13, 2001