Form 10-Q
period 2001-09-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2001-11-14
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

                As of November 1, 2001, there were outstanding 9,127,890 shares of Common Stock, par value $.01 per share, of the registrant.

ENCHIRA BIOTECHNOLOGY CORPORATION

Form 10-Q for the Quarter Ended September 30, 2001

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

                This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “expect”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company’s technology, the Company’s history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company’s technology, uncertainties as to the protection offered by the Company’s patents and proprietary technology, the Company’s dependence on collaborations, the Company’s need for additional funds, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions (“Cautionary Statements”), see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this report and “Item 1.  Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”).  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

ENCHIRA BIOTECHNOLOGY CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,885,833	$7,524,191
Short-term investments	1,282,347	4,475,679
Prepaid expenses and other current assets	244,162	900,266
Total current assets	9,412,342	12,900,136

Long-term investments	—	1,280,937
Furniture, equipment and leasehold improvements, net	439,460	638,865
Intangible and other assets, net	950,201	1,038,175
Total assets	$10,802,003	$15,858,113

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,826,608	$544,836
Capital lease, short-term	13,296	12,304
Deferred revenue	263,333	730,000
Note payable	—	255,867
Total current liabilities	2,103,237	1,543,007

Capital lease, long-term	47,020	57,991

Stockholders' equity:
Series B Convertible Preferred Stock, $0.01 par value (liquidation value $19,850,397; 760,000 shares authorized, 307,700 and 387,700 shares, respectively, issued and outstanding)	19,642,508	23,512,474
Common Stock, $0.01 par value (30,000,000 shares authorized, 10,170,739 shares, and 9,067,700 shares, respectively, issued and outstanding)	101,707	90,677
Additional paid-in capital	78,672,589	73,626,674
Accumulated deficit	(89,765,058)	(82,972,710)
Total stockholders' equity	8,651,746	14,257,115
Total liabilities and stockholders’ equity	$10,802,003	$15,858,113

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Sponsored research and licensing revenues	$125,000	$135,157	$655,601	$493,322

Cost and expense:
Research and development	1,110,283	964,327	3,025,519	2,949,998
General and administrative	1,467,668	816,334	3,452,278	1,831,455

Total costs and expenses	2,577,951	1,780,661	6,477,797	4,781,453

Interest and investment income (loss)	(13,182)	68,440	162,753	193,879
Net loss	$(2,466,133)	$(1,577,064)	$(5,659,443)	$(4,094,252)

Net loss per common share - basic and diluted	$(0.31)	$(0.28)	$(0.77)	$(0.83)

Shares used in computing net loss per common share – basic and diluted	9,444,391	7,551,257	9,265,289	7,077,747

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,659,443)	$(4,094,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,726	350,361
Write-off of RACHITT™ patent costs	167,921	—
Issuance of common stock for services	50,000	25,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	656,104	(240,733)
Increase (decrease) in deferred revenue	(466,667)	675,000
Increase in accounts payable and accrued liabilities	1,281,772	245,800
Net cash used in operating activities	(3,722,587)	(3,038,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,319)	(97,109)
Patent expenditures	(106,947)	(187,894)
Net sale (purchase) of investments held to maturity	4,474,269	(1,352,195)
Net cash provided by (used in) investing activities	4,346,003	(1,637,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(255,867)	(61,594)
Payments on capital lease obligations	(9,979)	(9,957)
Dividends paid	—	(115,522)
Proceeds from exercise of common stock and warrants	4,072	304,168
Issuance of common stock	—	12,457,087
Net cash provided by (used in) financing activities	(261,774)	12,574,182

NET INCREASE IN CASH AND CASH EQUIVALENTS	361,642	7,898,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,524,191	2,510,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,885,833	$10,408,434

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

Note 1.  Basis of Presentation and Significant Accounting Policies

Enchira Biotechnology Corporation (“Enchira” or the “Company”), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. Enchira is a biotechnology company incorporating genetic recombination and high throughput screening (“HTS”) in an integrated technology platform. It is applying its new proprietary Drug Candidate Optimization Platform™ to create new therapeutic proteins.  The Drug Candidate Optimization Platform™ incorporates the next generation of directed evolution technology developed by the Company.  The Company is focusing its efforts on protein kinases, which are involved in various cellular processes.  Irregularities of these proteins have been implicated in many human diseases, including cancer and other proliferative disorders.  Of particular interest are certain protein tyrosine kinases (PTKs) and related receptor tyrosine kinases (RTKs) that regulate cell growth and proliferation and that have been implicated in the most malignant forms of cancer.

On April 27, 2000 the Company received notice from Maxygen Inc. (“Maxygen”) that Maxygen had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the “Development Agreement”) between Enchira and Maxygen.  Maxygen claimed that Enchira used their confidential information to develop the RACHITT™ technology, which they allege was provided to Enchira under the Development Agreement.

On November 3, 2001, the arbitrator issued a ruling in the arbitration between Maxygen and the Company.  The ruling states that Enchira is enjoined until May 19, 2017 from using, licensing or selling the RACHITT™ technology.  This injunction does not prohibit the Company from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, the Company is enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening technology, but this injunction does not prohibit the Company from independently developing and commercializing different (as defined in the arbitration award) HTS  technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and the Company.  The Company is required to pay Maxygen’s attorneys’ fees in the amount of $556,826 and arbitration costs in the amount of $100,000 as well as any unbilled fees of the arbitrator.  These costs have been accrued and expensed as general and administrative costs as of September 30, 2001.  The Company wrote-off $167,921 in RACHITT™-related capitalized patent costs as of September 30, 2001.  As a result of the ruling, the Company returned $550,000 to Genencor International Inc. (“Genencor”) for license fees previously received under the license agreement. Mangament expects the license agreement with Genencor to be terminated.  As of September 30, 2001, the $550,000 has been reclassified from deferred revenue to accounts payable in the accompanying balance sheet.  The Company also has a research and development collaboration agreement with Genencor.  Genencor has notified the Company that the research and development collaboration will terminate on December 31, 2001.

Immediately following the execution of the award, the company filed an application to vacate or modify the arbitration award in the 151st District Court of Harris County, Texas.  The petition requests that the Court enter judgement vacating the arbitration award in its entirety or modify the arbitration award in certain respects due to its vague and ambiguous nature.

Since inception Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of its biodesulfurization technology in 1998 and there is no assurance of future revenues.  Enchira has an accumulated deficit of approximately $89.8 million and expects that its existing financial resources will fund operations through mid-2002. Enchira may seek additional financing through various alternatives, including an equity financing, government research funding and alliances with corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to Enchira.  Enchira’s inability to raise funds when needed may require Enchira to delay, scale back or eliminate some or all of its research and product development programs.  The Company has been advised by its independent public accountants that if its available financial resources at the time of its annual audit of the consolidated financial statements for the year ended December 31, 2001 have not improved from the current levels and are not adequate to fund its anticipated operations through December 31, 2002, their report on those financial statements will include an explanatory fourth paragraph expressing substantial doubt about its ability to continue as a going concern.

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

Note 2.  Series B Convertible Preferred Stock

Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments.  The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. The redemption price is payable in cash or common stock or a combination thereof at the option of the Company.  It is the Company’s present intent to redeem the Series B Preferred Stock for common stock, and accordingly, the Series B Preferred Stock is included in stockholders’ equity.  Should the ability of the Company to redeem its Series B Preferred Stock using its shares of common stock become outside of its control, the carrying value of the Series B Preferred Stock will be classified as a liability in its balance sheet.  Such redemption with shares of common stock is subject to several requirements, including a requirement that the shares of common stock issued in payment of such redemption price be listed on a national exchange, including The Nasdaq National Market.  Additionally, the Company shall use its reasonable best efforts to subject such shares of common stock to a firm commitment underwritten offering by an investment-banking firm mutually agreeable to the Company and the holders of shares of Series B Preferred Stock.  There can be no assurance that the Company will be able to meet such requirements at such time.  In the event the Company is able and elects to redeem the Series B Preferred Stock with shares of its common stock, such redemption will result in a dilution of the Company’s current common stockholders.  As of September 30, 2001, 394,400 aggregate shares of Series B Preferred Stock have been converted to 741,348 shares of common stock.   The remaining 307,700 shares of Series B Preferred Stock are convertible into 917,959 shares of common stock.

Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on certain conversions of Series B Preferred Stock to common stock.  As of September 30, 2001, Enchira has paid common stock dividends of 1,399,369 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.

In September 2001, the Company made an offer to shareholders of the Series B Preferred Stock to convert their shares to common stock.  The Company believed this offer would remove potential impediments to future financings and was in the best interest of the Company’s shareholders.  Of the 307,700 shares of Series B Preferred Stock outstanding at September 30, 2001, 215,000 shares of Series B Preferred Stock were converted into 641,394 shares of common stock in October 2001.  In connection with the conversion, the Company agreed to pay $2,510,732 in cash for accrued dividends on shares of Series B Preferred Stock.  The remaining 92,700 shares of Series B Preferred Stock are convertible into 276,551 shares of common stock.

Note 3.  Subsequent Events

On October 19, 2001 the Company purchased, at a significant discount from the publicly traded market price, 1,080,000 shares of its issued and outstanding common stock from several stockholders whose shares were under common management.  In connection with this repurchase, the Company acquired and cancelled for no additional consideration warrants to purchase an aggregate of 376,500 shares of its common stock that were held by the sellers.  The repurchased common stock will be recorded at its aggregate cost of $21,600 as Treasury Stock in the Company’s stockholders’ equity.  As a result of this transaction, the number of outstanding shares of common stock has been reduced to approximately 9.0 million

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 To date, Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of its biodesulfurization technology in 1998 and there is no assurance of future revenues.  The Company has incurred cumulative net losses since inception and expects to incur substantial losses for at least the next several years, due primarily to its research and development activities and the development of its new proprietary Drug Candidate Optimization Platform™.  The Drug Candidate Optimization Platform™ incorporates the next generation of directed evolution developed by the Company.  The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Enchira has an accumulated deficit since inception of approximately $89.8 million and believes that it can conserve its existing financial resources to fund operations through mid-2002.

On April 27, 2000 the Company received notice from Maxygen Inc. (“Maxygen”) that Maxygen had elected to seek arbitration under the License and Development Agreement dated May 19, 1997 (the “Development Agreement”) between Enchira and Maxygen.  Maxygen claimed that Enchira used their confidential information to develop the RACHITT™ technology, which they allege was provided to Enchira under the Development Agreement.

On November 3, 2001, the arbitrator issued a ruling in the arbitration between Maxygen and the Company.  The ruling states that Enchira is enjoined until May 19, 2017 from using, licensing or selling the RACHITT™ technology.  This injunction does not prohibit the Company from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, the Company is enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening (as defined in the arbitration award) technology, but this injunction does not prohibit the Company from independently developing and commercializing different High Throughput Screening technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and the Company.  The Company is required to pay Maxygen’s attorneys’ fees in the amount of $556,826 and arbitration costs in the amount of $100,000 as well as any unbilled fees of the arbitrator.  These costs have been accrued and expensed as general and administrative costs as of September 30, 2001.  The Company wrote-off $167.921 in RACHITT™-related capitalized patent costs at September 30, 2001.  As a result of the ruling, the Company returned $550,000 to Genencor International Inc. (“Genencor”) for license fees previously received under the license agreement.  Management expects the license agreement with Genencor to be terminated.  As of September 30, 2001, the $550,000 has been reclassified from deferred revenue to accounts payable in the accompanying balance sheet.  The Company also has a research and development collaboration agreement with Genencor.  Genencor has notified the Company that the research and development collaboration agreement will be terminated on December 31, 2001.

Immediately following the execution of the award, the Company filed an application to vacate or modify the arbitration award in the 151st District Court of Harris County, Texas.  The petition requests that the Court enter judgement vacating the arbitration award in its entirety or modify the arbitration award in certain respects due to its vague and ambiguous nature.

Results of Operations

The Company had sponsored research revenues for the three months ended September 30, 2001 and 2000 of  $125,000 and $135,157, respectively.  The decrease in sponsored research revenues of $10,157 resulted primarily from the completion of the Department of Energy (“DOE”) grant in the second quarter of 2001 offset in part from payments received under the research and collaboration agreement with Genencor entered into in August 2000.

The Company had sponsored research revenues of $655,601 during the first nine months of 2001 as compared to  $493,322 during the first nine months of 2000.  The increase of $162,279 in sponsored research revenues resulted from $375,000 recognized from the collaboration with Genencor offset in part by the decrease in 2001 from the completion of the DOE grant in the second quarter of 2001.

The Company had research and development expenses for the three months ended September 30, 2001 and 2000 of $1,110,283 and $964,327, respectively, and for the nine months ended September 30, 2001 and 2000 of  $3,025,519 and $2,949,998, respectively.  The increase in research and development expenses of $145,956 and $75,521, respectively, for the three and nine months ended September 30, 2001 as compared to the corresponding prior year periods resulted primarily from payments made under a joint collaboration agreement with The University of Texas M. D. Anderson Cancer Center and the write-off of patent costs associated with the RACHITT™ technology as a result of the arbitration ruling of November 3, 2001, offset in part by a reduction in research and development personnel due to attrition.  The Company expects its fourth quarter 2001 research and development expenses to be below fourth quarter 2000 levels, reflecting the impact of a decrease in the number of research and development personnel.

 The Company had general and administrative expenses for the three months ended September 30, 2001 and 2000 of $1,467,668 and $816,334, respectively, and for the nine months ended September 30, 2001 and 2000 of $3,452,278 and $1,831,455, respectively. The increase of $651,334 for the three months ended September 30, 2001 reflects an increase in legal expenses paid to Maxygen resulting from the settlement of the arbitration.  The increase of $1,620,823 for the nine months ended September 30, 2001 as compared to the corresponding period of 2000 resulted from increases in legal expenses paid to Maxygen resulting from the settlement of  the arbitration and the addition of a Vice President for Business Development in September 2000.  The Company expects its fourth quarter 2001 general and administrative expenses to be comparable with fourth quarter 2000 levels.

The Company had an interest and investment loss of $13,182 in the third quarter of 2001 as compared to income of $68,440 in the third quarter of 2000.  The decrease of $81,622 in interest and investment income resulted primarily from realized and unrealized capital losses on cash equivalents and short-term investments during the third quarter of 2001 reflecting a general decline in market value of its investments.  The Company had interest and investment income of $162,753 for the first nine months of 2001 compared to $193,879 for the first nine months of 2000.  The decrease of $31,126 in interest and investment income resulted primarily from realized and unrealized capital losses on cash equivalents and short-term investments during the first nine months of 2001.

Liquidity and Capital Resources

As of September 30, 2001, 394,400 shares of Series B Preferred Stock had been converted to 741,348 shares of common stock.  Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and has not paid dividends on Series B Preferred Stock except on certain conversions of Series B Preferred Stock to common stock.  As of September 30, 2001, Enchira has paid common stock dividends of 1,399,369 shares of common stock and cash dividends of $115,522 on Series B Preferred Stock.  However, in connection with the conversion of certain shares of Series B Preferred Stock following the end of the quarter, the Company paid accrued dividends in cash.  See Part II. Item 5.  Other Information.

For the nine months ended September 30, 2001, the Company used $3,722,587 in operating activities, incurred $128,266 in capital and patent expenditures and used $261,774 in financing activities.  At September 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $9,168,180 and working capital of $7,309,105.  See Part II.  Item 5.  Other Information.

Enchira expects to incur substantial additional research and development expenses, including expenses associated with its proprietary Drug Candidate Optimization Platform™ and analytical and high throughput screening capabilities. Enchira is subject to cost sharing arrangements under various collaborative agreements, as discussed below.  Enchira also expects its general and administrative expenses to increase as it increases its business development efforts.

In October 2000, the Company established a joint collaboration with The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”) to apply its Drug Candidate Optimization Program™ to the development of more effective cancer therapies targeted toward epidermal growth factor receptors.  In this collaboration, Enchira will provide its recombination technologies and robotic screening research and has retained certain ownership and licensing rights to developments made by the Company that come out of the relationship.  As of September 30, 2001, the Company has paid $150,000 to M. D. Anderson.

In August 2000, the Company entered into a collaboration agreement with Genencor for research and development work on improved industrial proteins.  Under the agreement Genencor will provide $1 million of funding to the Company over a two-year period.  Through September 30, 2001, the Company has received $625,000 for research and development under the Genencor agreement, $83,333 of which is deferred for recognition in the fourth quarter of 2001.  Genencor has notified the Company that the collaboration agreement will be terminated on December 31, 2001.

In May 2000, the Company entered into a licensing agreement with Genencor involving EBC’s proprietary gene shuffling technology for directed evolution.  Under the agreement, Genencor would use the Company’s proprietary technologies, which includes the RACHITT™ technology to develop gene-based products for the cleaning, textiles, grain processing, animal-feed and food ingredients industries.  Genencor paid an initial licensing fee and an additional fee for an option to expand the licensing field in June 2000.  Revenues of $550,000 received during the second quarter of 2000 have been refunded as a result of the November 3, 2001 arbitrator’s ruling that Maxygen is the exclusive owner of the RACHITT™ technology between Maxygen and the Company and that the Company is enjoined from licensing the RACHITT™ technology.  The $550,000 is reflected in accounts payable as of September 30, 2001.

In August 1997, Enchira was awarded funding by the DOE for a $2.9 million program, as amended and extended to May 2001, dedicated to the development of a biodesulfurization application for gasoline.  Through September 30, 2001 the Company has recognized all the sponsored research revenue from the grant.

The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues.  The Company will continue to require substantial funds to continue its research and development activities and to market, sell and commercialize its technology.  The Company believes that its available cash, investments and interest income will be adequate to fund its operations through mid-2002.

The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of the Company's research and development activities; the rate of technological advances; determinations as to the commercial potential of the Company's technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of the Company’s sales and marketing programs; the decision of the holders of the Series B Preferred Stock regarding redemption; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights and other changes in economic, regulatory or competitive conditions in the Company’s planned business.  Estimates about the adequacy of funding for the Company’s activities are based upon certain assumptions, including assumptions that the research and development programs relating to the Company’s technology can be conducted at projected costs and that progress towards the commercialization of its technology will be timely and successful.  There can be no assurance that changes in the Company’s research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

To satisfy its capital requirements, the Company may seek additional funding through various alternatives, including:  an equity financing, government funding and alliances with corporate partners.  There can be no assurance that any such funding will be available to the Company on favorable terms or at all.  If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs.  The Company has been advised by its independent public accounts that if its available financial resources at the time of its annual audit of the consolidated financial statements for the year ended December 31, 2001 have not improved from the current levels and are not adequate to fund its anticipated operations through December 31, 2002, their report on those financial statements will include an explanatory fourth paragraph expressing substantial doubt about its ability to continue as a going concern.  If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Part II.  Other Information

Item 1.  Legal Proceedings

                On November 3, 2001, the arbitrator issued his final ruling in the arbitration between Maxygen and the Company.  The ruling states that Enchira is enjoined until May 19, 2017 from using, licensing or selling the RACHITT™ technology.  This injunction does not prohibit the Company from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, the Company is enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening (as defined in the arbitration award) technology, but this injunction does not prohibit the Company from independently developing and commercializing different HTS technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and Enchira.  The Company is required to pay Maxygen’s attorneys’ fees in the amount of $556,826 and arbitration costs in the amount of $100,000 as well as any unbilled fees of the arbitrator.  These costs have been accrued and expensed as general and administrative costs as of September 30, 2001.  The Company wrote-off $167,921 in RACHITT™ - related capitalized patent costs at September 30, 2001.  As a result of the ruling, the Company returned $550,000 to Genencor for license fees previously received under the license agreement.  Management expects the license agreement with Genencor to be terminated.  As of September 30, 2001, the $550,000 has been reclassified from deferred revenue to accounts payable in the accompanying balance sheet.  The Company also has a research and development collaboration agreement with Genencor.  Genencor has notified the Company that the research and development collaboration agreement will be terminated on December 31, 2001.

Immediately following the execution of the award, the Company filed an application to vacate or modify the arbitration award in the 151st District Court of Harris County, Texas.  The petition requests that the Court enter judgement vacating the arbitration award in its entirety or modify the arbitration award in certain respects due to its vague and ambiguous nature.

Item 5.  Other Information

On August 21, 2001, the Company received a delisting notice from The Nasdaq Stock Market because the Company had not met the minimum market value of public float and minimum bid price requirements of The Nasdaq National Market Marketplace Rules for a period of 30 days.  The Company immediately appealed, and a hearing was scheduled for October 4, 2001.  On September 27, 2001, The Nasdaq Stock Market implemented a moratorium on the above-referenced requirements for continued listing on The Nasdaq National Market.  Under the moratorium, those requirements will be suspended until January 2, 2002, at which time the 30 and 90-day periods provided by the Marketplace Rules would start anew.  As a result of the moratorium, Enchira will only be considered noncompliant if it fails to satisfy the applicable standards for 30 consecutive trading days following January 1, 2002, and thereafter would have a 90-calendar day period in which to regain compliance.

                In September 2001, the Company made an offer to shareholders of the Series B Preferred Stock to convert their shares to common stock.  The Company believed this offer would remove potential impediments to future financings and was in the best interest of the Company’s shareholders.  Of the 307,700 shares of Series B Preferred Stock outstanding at September 30, 2001, 215,000 shares of Series B Preferred Stock were converted into 641,394 shares of common stock in October 2001.  In connection with the conversion, the Company agreed to pay $2,510,732 in cash for accrued dividends on shares of Series B Preferred Stock.  The remaining 92,700 shares of Series B Preferred Stock are convertible into 276,551 shares of common stock.

On October 19, 2001 the Company purchased, at a significant discount from the publicly traded market price, 1,080,000 shares of its issued and outstanding common stock from several stockholders whose shares were under common management.  In connection with this repurchase, the Company acquired and cancelled for no additional consideration warrants to purchase an aggregate of 376,500 shares of its common stock that were held by the sellers.  The repurchased common stock will be recorded at its aggregate cost of $21,600 as Treasury Stock in the Company’s stockholders’ equity.  As a result of this transaction, the number of outstanding shares of common stock has been reduced to approximately 9.0 million.

Item 6.  Exhibits and Reports on Form 8-K

                    a.     Exhibits

                            11.1 Statement regarding Computation of Per Share Earnings.

b.     Reports on Form 8-K

        On August 22, September 6, October 10 and November 6, 2001, the Company filed current reports on Forms 8-K, each reporting an event under Item 5.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:	/s/ Peter P. Policastro
Peter P. Policastro
Chief Executive Officer and President

Date: November 12, 2001

By:	/s/ Paul G. Brown III
Paul G. Brown III
Chief Financial Officer and Vice President, Finance and Administration

Date: November 12, 2001