Form 10-K
period 2001-12-31
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-04-01
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-21130

ENCHIRA BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3078857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Enchira Biotechnology Corporation	77381
4200 Research Forest Drive	(zip code)
The Woodlands, Texas
(Address of principal executive offices)

(281) 419-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,766,343 as of March 8, 2002, based on the closing sales price of the registrant’s common stock on the Nasdaq National Market on such date of $0.28 per share and assuming full conversion of the registrant’s Series B Convertible Preferred Stock.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates.  As of March 8, 2002, 10,905,173 shares of common stock were outstanding.

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2002 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

When used in this document, the words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  For additional discussion of such risks, uncertainties and assumptions, see “Item 1. Business—Risk Factors” included elsewhere in this report.  Enchira may be referred to as “we”, “us”, or “our” in this document.

Part I.

Item 1.  Business

Overview

Enchira Biotechnology Corporation (“Enchira”, “EBC” or the “Company”) is a drug discovery and development company that is engaged in development of therapeutic proteins to inhibit receptor tyrosine kinases (“RTKs”) and their role in certain types of cancer.  RTKs are key elements in cell signaling pathways that have an important role in normal cell regulatory processes, but aberrant signaling by some RTKs has been implicated in a number of cancers including breast, colorectal and prostate cancers.  We are developing “Anti-Cancer Ligand” or “ACL™” proteins that bind to the external domain of these kinases and block their activation and signaling processes.  Our development efforts are focused on validated oncology targets within the Epidermal Growth Factor and Insulin-like-Growth Factor families.  In 2000, we entered into a Collaboration Agreement with The University of Texas M. D. Anderson Cancer Center (“M.D. Anderson Cancer Center”) to advance the development of our ACL™ proteins.

We made substantial progress in the discovery and development of our ACL™ proteins in 2001 using our proprietary Drug Candidate Optimization Platform (DCOP™) technologies, which are an integrated suite of technologies for protein engineering, screening, and production.  We plan to move a number of candidates to pre-clinical development in 2002 under the collaboration agreement with the M.D. Anderson Cancer Center.

We believe that our ACL™ proteins will have significant advantages in selectivity, tumor penetration and manufacturing costs over other approaches for inhibition of RTKs.  We plan to apply our internal scientific and technical resources, combined with those of our collaborators and co-development partners, to drive our ACL™ proteins through pre-clinical evaluations and development, clinical trials and ultimately to production and marketing.  As we develop our therapeutics, we will pursue commercialization options including additional research collaborations, joint ventures and out-licensing opportunities.  We also intend to enter into co-development partnerships based on our proprietary discovery technologies that will generate up-front payments and research funding, plus milestone and royalty payments.

Enchira’s offices and laboratories are located in The Woodlands, Texas, near the Texas Medical Center in Houston.  Our facilities include modern laboratories for molecular biology, protein expression and production, mammalian cell culture, and tumor biology research.  Our expertise and proprietary drug discovery capabilities span molecular and cellular biology, microbiology, enzymology, high throughput screening, chemistry and bioinformatics.  A Scientific Advisory Board of prominent researchers in protein kinases, oncology, cytokine expression and production, pre-clinical testing and clinical evaluation of new cancer therapeutics rounds out our technical expertise. Until 2000, the Company was engaged in the development of biocatalysis technology for the upgrading of hydrocarbons, primarily biodesulfurization (BDS). The Company is maintaining its BDS patent portfolio and seeking opportunities to license the technology to third parties for the further development and commercialization of the process.

The Molecular Oncology Opportunity

The recent understanding of the molecular basis of cancer has led to the development and commercialization of a number of drugs aimed specifically at inhibition of receptor tyrosine kinases, or RTKs.  RTKs are large cell membrane-spanning proteins that are involved in transmission across the cell membrane of signals for cell growth and differentiation.  Irregularities in expression of certain RTKs have been associated with progression of tumors from benign to malignant in a variety of cancers.  RTK targets that have already been validated include the

Epidermal Growth Factor Receptor (EGFR) family, the Insulin-like Growth Factor-I Receptor (IGF-IR), Platelet-derived Growth Factor Receptor (PDGFR), Vascular Endothelial Growth Factor Receptor (VEGFR), and others.  Two recently approved drugs that act via molecular inhibition of tyrosine kinase targets are Genentech’s Herceptin®, a monoclonal antibody that targets the HER-2 growth factor receptor for treatment of breast cancer, and Novartis’ Gleevec™, a small molecule therapeutic that targets the Bcr-Abl tyrosine kinase for treatment of chronic myeloid leukemia and stomach cancer.  Examples of new therapeutics under development for RTK targets are listed in Table 1.1.  Although by no means inclusive, this list reflects the strong interest in development of receptor tyrosine kinase inhibitors as therapeutic agents.

Table 1.1:  Examples of Therapeutics Under Development with Molecular Oncology Targets

Product Name	Company	Product Type	Molecular Target	Indication(§)
Iressa™ (ZD1839)	AstraZeneca	Synthetic small molecule	EGFR	Non Small Cell Lung Cancer (NSCLC)
Tarceva™ (OSI-774)	OSI/ Genentech	Synthetic small molecule	EGFR	NSCLC, pancreatic cancer, others
Erbitux™ (C225)	ImClone	Monoclonal Antibody (MAb)	EGFR	Colorectal cancer; head and neck cancer
ABX-EGF	Abgenix	MAb	EGFR	Renal cancer, prostate cancer, colorectal cancer
Avastin™	Genentech	MAb	VEGFR	NSCLC, breast cancer, renal cancer, others
SU101 (Leflunomide)	Sugen/Pharmacia	Synthetic small molecule	PDGFR	Hormone refractory prostate cancer, ovarian cancer, glioblastoma multiforme

(§) Source: NCI Clinical Trials database, www.nci.nih.gov

The cancer therapeutics market is expected to grow significantly in the next decade as the leading edge of the baby-boomers (approximately 70 million) enters the high-risk years.  We believe that new protein-based therapeutics that address molecular oncology targets, particularly RTKs, are attractive business opportunities for Enchira.  Our core expertise in molecular biology, protein expression and purification, analytical chemistry, and tumor biology is well matched to drug discovery processes in this field.  We have developed proprietary gene synthesis methods that enable us to create the vast libraries of candidate protein ligands that are needed for discovery of specific inhibitors for RTKs.  Additionally, we can take full advantage of a myriad of newly developed industry tools that accelerate R&D, such as laboratory automation advances and new phenotype/genotype display technologies that facilitate screening of large libraries.  Enchira is located near M.D. Anderson Cancer Center, one of the world’s leading cancer centers, and the Texas Medical Center; the close proximity to oncology researchers in these institutions is an advantage in developing and maintaining collaborative research programs.  Lastly, large pharmaceutical and biotechnology companies have under-stocked development pipelines and are eager for new, proprietary drugs that they can bring to market.

Enchira is focused on well-validated targets.  Current targets are three members of the Epidermal Growth Factor Receptor family (EGFR (HER-1), HER-2/neu, and ErbB-3 (HER-3)) and the Insulin-like Growth Factor-I Receptor (IGF-IR).  These targets have been implicated in a number of cancers, including breast, prostate and colorectal cancers.  We plan to pursue indications with clear unmet clinical needs, which may lead to an expedited FDA review process.  In addition, we plan to work with our collaborators and other scientists to identify and license other ligand/receptor pairs that will benefit from the Enchira approach.

Business Strategy

We made substantial progress in discovery and development of our ACL™ proteins in 2001, and we plan to move a number of candidates to pre-clinical development in 2002.  We believe that these activities will attract the large pharmaceutical and biotechnology partners necessary to commercialize ACL™ proteins.  Large pharmaceutical companies have often looked to biotech as a source of new drug candidates. Historically, forty percent of Phase III drugs from large pharmaceutical companies were brought into their organizations from outside. We plan to enter into co-development agreements to commercialize our first ACL™ products.  In addition, we expect to out-license ACL™ products or other technology, particularly in areas outside molecular oncology.  Ultimately, we plan to develop and commercialize ACL™ products independently through contract manufacturing of the product.  We also plan to construct an intellectual property (IP) portfolio that protects our discovery technologies and the ACL™ proteins that advance to pre-clinical development.

Commercialization is a long and costly process.  Our technology and infrastructure have allowed us to compress the early stages of product development.  Some compression of the standard pre-clinical timeline is also expected because of the experience of our collaborators and scientific advisors, the intrinsic differences between biologics and more traditional chemotherapeutics, and our close relationship with clinical experts whose involvement can minimize mistakes and wasted time.

Description of Enchira’s Technology

Oncogenic Protein Tyrosine Kinases

Sequencing of the human genome has revealed the presence of 600 to 1,000 different protein tyrosine kinase (PTK) enzymes. These enzymes are key elements of cellular pathways that transmit signals for cell division, growth or programmed cell death (apoptosis) by catalyzing the transfer of phosphate from adensoine triphosphate (ATP) to tyrosine residues in proteins.  An important class of kinases is the RTKs.  RTKs span the cell membrane and relay information, transmitted via extracellular cytokines, to the interior of the cell.  The enzymatic kinase domain is located within the cell interior, whereas the receptor binding domain extends into the extracellular space.  When extracellular proteins, called “ligands”, bind to their corresponding (or “cognate”) receptors, the internal kinase domain is activated, triggering the phosphorylation reactions and a subsequent cascade of metabolic events within the cell.  The activity of RTKs and their cognate ligands are normally well regulated, but, when the activities of RTKs are altered by mutations, control is lost and cancer can result.  Over 30 RTKs have been directly linked to cancer.

Substantial evidence exists that blocking target RTKs can stop tumor cell growth and proliferation.  Investigators have formulated two primary strategies to block the activation of RTKs.  The first approach is to use antibodies that attach to the extracellular portion of the RTK to block binding of the cognate ligand and thus block activation of the internal kinase activity.  One example is Genentech’s Herceptin®, a monoclonal antibody (MAb) specifically directed at the receptor domain of HER-2/neu.  Large proteins, such as antibodies, may have limited tumor penetration due to their large size (150 kDa) and, in general, monoclonal antibodies have the risk of certain toxic immunological reactions.  Monoclonal antibodies are also expensive to manufacture, especially with the current shortage of protein production capacity.  The second approach is to identify small molecule ATP analogs or ATP “mimics” that will bind in the internal ATP binding pocket and inhibit kinase activity directly.  AstraZeneca’s Iressa™ is an example of this strategy.  Designing the desired selectivity for a specific RTK is difficult in this approach, since the ATP binding pocket is a feature that hundreds of kinases have in common.  In addition, it may be difficult to administer sufficient amounts of the ATP mimic to compete with ATP for the enzymatic pocket, since ATP is a very common molecule in the cell.

Enchira’s Anti-Cancer Ligands (ACL™) Proteins

Anti-Cancer Ligand (ACL™) proteins under development at Enchira represent a third approach.  These proteins are designed to be similar to the cognate ligand, but will bind to the receptor, block the cognate ligand, and thus block activation of the internal kinase domain.  This approach has several advantages.  First, an ACL™ protein can display exquisite specificity, at least as specific as a MAb, and 100-1,000 fold higher binding affinity than the cognate ligand.  Second, the ACL™ proteins are relatively low molecular weight, (7 kDa), typically 5-10% of the size of MAbs, so deeper penetration into tumor tissue is expected. The ACL™ protein approach overcomes the specificity issues that plague small molecule drug design, and yet should provide enhanced tumor penetration compared with antibodies.  Thirdly, Enchira’s ACL™ proteins can be manufactured more cost effectively than MAbs.

Our scientists are not the first to propose creating ligands that bind to RTKs.  Others have tried and failed because they were only able to make small, simple changes in the cognate ligand.  “Loss of function” mutants could be made readily with this approach, but researchers could not create molecules with dramatic new properties, such as stronger binding  (10-1,000 times higher binding constants) yet no activation of the kinase domain.

We are developing our ACL™ proteins using our Drug Candidate Optimization Platform (DCOP™) technology.  Large libraries of functional ACL™ proteins are first synthesized using our Massively Parallel Gene Synthesis (MPGS™) technology.  The objective is to synthesize in parallel a designed set of proteins, up to trillions of molecules, that are analogs of the target protein structure.  Automated screening methods are then used to sort the candidates and identify proteins that inhibit normal ligand-dependent kinase activity, bind to the target receptor, and inhibit ligand-dependent tumor cell proliferation.  Candidates that pass all these criteria are considered “hits”.   The next step is pre-clinical evaluation of the effect of the ACL™ protein on tumor growth in mouse xenograft systems and toxicity testing.  Large amounts of the ACL™ proteins are needed for the evaluation of “hits”, and we can meet this need with in-house technologies in protein expression, fermentation, recovery and purification.  Successful candidates will enter clinical trials.

Among the members of these libraries, “agonists”, or stimulators, of RTKs are also expected to be present.  These agonists may have value as therapeutic agents for indications other than cancer.

Specific Targets

Our development efforts focus on validated molecular oncology targets within the Epidermal Growth Factor and Insulin-like Growth Factor families.  During 2001, we created a pipeline of early-stage ACL™ protein candidates.  Pre-clinical evaluation of the most promising ACL™ proteins is planned in 2002 under the collaboration agreement with the M.D. Anderson Cancer Center.

Antagonists to Epidermal Growth Factor Receptor Family

Research and development activities are directed toward three RTKs of the Epidermal Growth Factor family.  Each of these targets has been implicated in cancers, and structural similarities within the family enable us to achieve high efficiency in our drug discovery and development activities. EGFR (also known as HER-1 and ErbB-1) is implicated in breast, colorectal and prostate cancer.  HER-2/neu (also known as ErbB-2) is implicated in breast cancer.   HER-3 (ErbB-3) is implicated in colorectal cancer.  The cognate ligand for EGFR is termed EGF and that for HER-3 is termed Heregulin.  The properties of EGF have been extensively studied, but, in contrast, a cognate ligand for HER-2 has not yet been identified to our knowledge.

We have created libraries of EGF-like ACL™ proteins.  Several libraries have been screened, and antagonists to EGFR kinase activity have been isolated.  We plan to begin pre-clinical evaluation and development in 2002.  The libraries are also being screened against HER-2/neu to identify ACL™ proteins that could antagonize its activity.  The “orphan” HER-2 receptor plays an important role in breast cancer, and identification of ligands that antagonize its activity would be a significant advance.

Antagonists of Insulin-like Growth Factor-I Receptor (IGF-IR)

Insulin-like Growth Factor Receptor (IGF-IR) is a well-validated oncology target.  In fact, a high serum level of the ligand, IGF-I, is an indicator of underlying prostate cancer. The importance of IGF-IR has been demonstrated in a number of laboratories by using antisense experiments directed against the receptor, MAb blocking experiments, dominant negative mutants and by using broad spectrum kinase inhibitors.  Large pharmaceutical companies have also targeted the IGF-IR system, aiming to develop small molecule inhibitors to interfere with kinase activity or to manipulate the series of extracellular binding proteins that appear to modulate concentrations of free IGF-I in the blood.  The kinase domain of IGF-IR and the Insulin Receptor (IR) are very similar, however, so it has been impossible to achieve the specificity required to inhibit IGF-IR activity while not affecting IR.  Inhibition of the IR system could lead to systemic diabetes-like symptoms in the patient.

IGF-I is a highly suitable target for Enchira’s ACL™ approach.  Many proteins related to the cognate ligand (IGF-I) are described in public sequence databases, and we have used this information to synthesize ACL™ protein libraries.  Methods to efficiently produce, recover and purify ACL™ proteins have also been developed.  Critical elements of the screening program include identification of ACL™ proteins that bind more strongly than IGF-I to the receptor but which do not interact with the Insulin Receptor.  In addition, interactions with the IGF-I binding proteins must also be considered.  We are currently developing appropriate screens for these and other criteria.

Other Receptor/Ligand Pairs

Over thirty RTKs have been linked to cancer in humans.  All of these are potential targets for development of ACL™ proteins.  We are currently evaluating a number of these targets, including members of the PDGFR, VEGFR, Epithelial Cell Kinase (Eck/EphA2) and the TEK/TIE2 endothelial cell RTK families.

Enchira’s Technology Platforms

Enchira’s Drug Candidate Optimization Platform (DCOP™) technologies are an integrated suite of technologies for protein engineering, screening and production.  The drug discovery process begins with the Massively Parallel Gene Synthesis (MPGS™) technology.  The MPGS™ technology is a rational, synthetic method that uses sequence data for molecules that are related (in sequence or function) to the target ligand to design and prepare libraries of analog proteins that differ in amino acid sequence by up to 30% from that of the cognate ligand.  These libraries are rich in functional molecules; based on experience to date, more than 65% of the members display some activity toward the target.  The ability to generate vast libraries is a key advantage in the search for proteins with the desired binding characteristics (100-1,000 fold higher than the cognate ligand) and antagonism of the ligand-induced kinase activity.  A fitting analogy is the synthesis of vast libraries of antibodies in vivo by the immune system in order to provide molecules with selective, strong binding to vast numbers of antigens.  As in the immune system, design and synthesis of very large libraries of analog ACL™ proteins increases the likelihood that a strongly binding antagonist will be present.

Screening libraries of ACL™ proteins requires a staged series of automated kinase and binding assays, followed by cell proliferation assays and mouse tumor xenograft studies.  Our technical staff and collaborators have experience in these areas.  Significant quantities of protein are needed for the latter stages of evaluation.  We have expertise in protein expression, folding and secretion, and we have engineered ACL™ production systems that produce large amounts of active protein.  We are able to meet our testing needs with in-house fermentation, recovery and purification facilities.  These facilities include fermentation capacity up to 300 liters as well as pilot-plant scale recovery and purification equipment.  We have designed the production of ACL™ proteins to be simple, comparable to the 20-year old production system for recombinant insulin.  This aspect of ACL™ protein production has important long-term implications.  The current shortage of protein production capacity will impact future manufacturing costs, but our ACL™ proteins should be cost-effective to produce.  We have also established an in-house tissue culture facility to produce RTKs for research.  See “Intellectual Property” below for a description of Enchira’s protections related to the technology described above.

Collaborations

We believe that the fastest and most efficient way to discover, develop and commercialize our ACL™ proteins is through collaboration, research cooperation, in-licensing of non-core technology and out-sourcing of specialized development projects.  In October 2000, Enchira entered into a research and development collaboration with M.D. Anderson Cancer Center and the laboratory of Professor Mien-Chi Hung, Chairman of the Department of Molecular and Cellular Oncology at M.D. Anderson Cancer Center.  Dr. Hung is a world expert on the molecular biology of the EGFR system and particularly the HER2/neu system.  We are working with Dr. Hung’s lab to evaluate the ACL™ proteins directed against EGFR and HER2/neu. To aid in development of its MPGS™ technology, we out-sourced development of a computer algorithm to optimize and automate key steps in the process.

We completed two collaborations in 2001, neither of which involved technologies related to the ACL™ protein technology currently being developed by the Company.  The first project was a two-year effort with Genencor International to improve certain properties of a commercial enzyme.  We used our basic skills in mutagenesis and screening to produce an improved enzyme.  The collaboration ended December 31, 2001.  The second collaboration was a multiyear program with the U.S. Department of Energy.  This effort was directed at improving the properties of a biocatalyst involved in the biotransformation of certain sulfur heterocycles. The collaboration was successfully completed and ended in mid-2001.

Competition

Although a large number of new therapeutic agents are under development for RTK targets, we are unaware of any other company or commercial research group that is using the same small protein ligand approach as Enchira to interfere with the action of these receptors.  We believe that the ACL™ protein approach can be superior to the competing small molecule and antibody approaches, and the ACL™ proteins potentially could be used in combination with other therapeutic agents or chemotherapies to help patients manage their disease and improve their quality of life.

According to PhRMA (Pharmaceutical Research and Manufacturers of America), over 350 drugs were under development for cancer treatment in 2001, representing roughly 1/3 of the total number of drugs under development.  Many biotechnology and pharmaceutical companies are focused in inhibition of RTK targets by use of MAb or small molecule drug approaches.  Companies with active research and development programs in this area include Genentech, ImClone, AstraZeneca, Novartis, Pharmacia, OSI Pharmaceuticals, Celltech, Abgenix, and others.

Intellectual Property

General

Enchira’s business and its development rely heavily on patents and other proprietary rights.  Our ability to protect our proprietary technologies from unauthorized use by third parties will be effective only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We intend to seek and maintain patent protection for our drug candidates and proprietary technologies.  We are currently pursuing patent protection on the DCOP™ technologies.  We also hold exclusive rights or assignments to 33 U.S. patents and numerous foreign patents in biocatalysis technologies that are unrelated to ACL™ proteins or DCOP™ technologies.

While we are not aware that any of our products or technologies infringe on patents or other proprietary rights of third parties and are not aware of any claims or other actions at this time, we cannot assure that a third party would not claim such infringement.  In the event a third party claims such infringement, resulting litigation to defend our use of our products or technologies would be very costly and could cause Enchira to no longer be able to operate as a going concern.

Other Intellectual Property Rights

In addition, we depend upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position.  To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with Enchira, to execute confidentiality agreements and, in the case of parties other than research and development collaborators, to agree to assign their inventions to Enchira.  These agreements are designed to protect our proprietary information and to grant Enchira ownership of technologies that are developed in connection with each of these party’s relationship with Enchira. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Employees and Consultants

We believe that our success will be based, among other things, on achieving and retaining scientific and technological superiority and on identifying and retaining capable management.  We have assembled a highly qualified team of scientists, a knowledgeable international panel of advisors in oncology drug development, and an executive management team with experience in the biotechnology industry.

As of December 31, 2001, Enchira employed 28 people, 11 of whom hold Ph.D. degrees.  The capabilities of the staff are augmented by that of the Scientific Advisory Board.  The Scientific Advisory Board is composed of the following scientists with expertise in cancer research, drug development and clinical evaluation:

Dr. Lee Ellis, M.D., F.A.C.S., Professor of Surgical Oncology and Professor of Cancer Biology,  University of Texas M.D. Anderson Cancer Center, Houston.  Dr. Ellis’ laboratory is investigating the role of angiogenesis in primary and metastatic colon cancers.  One of the main targets of his research is the protein tyrosine kinase known as Vascular Endothelial Growth Factor (VEGF), which has been found to be the predominant angiogenic factor that leads to colon cancer metastases.

Adrian V. Lee, Ph.D., Assistant Professor , Department of Medicine and Department of Molecular and Cellular Biology, Baylor College of Medicine. Dr. Lee’s research examines the interaction between steroid hormones and growth factors in breast cancer growth regulation, with the goal of identifying new targets or pathways that may prove valuable for therapeutic intervention.  Dr. Lee has received numerous awards for his research in breast cancer, including the Specialized Program of Research Excellence (SPORE) development award from NCI and the Komen Foundation Basic Research Award.

John F. Smyth, M.D., Professor of Medical Oncology, University of Edinburgh, Edinburgh, UK.  Dr. Smyth has been the Director of the Medical Oncology Unit of the Imperial Cancer Research Fund, one of the world’s leading cancer research organizations, for the past 20 years.  In this capacity he has secured research funding in excess of £30 million and his personal contribution includes over 250 papers in the literature.  He is recognized as one of Europe’s leaders in drug development and early clinical evaluation of new anti-cancer agents.  He has served on numerous national and international committees including being President of the European Society of Oncology and Treasurer of the Federation of European Cancer Societies.  Currently he is a member of the commission on Safety and Medicines for the United Kingdom Medicines Control Agency and is editor-in-chief of the European Journal of Cancer.

James R. Swartz, D. Sci., Professor, Department of Chemical Engineering, Stanford University.  Dr. Swartz is currently investigating in vitro protein synthesis, protein folding and the generation and utilization of adenosine triphosphate (ATP).  Prior to joining Stanford in 1998, Dr. Swartz spent 17 years with Genentech, Inc.  During his tenure with Genentech, Dr. Swartz focused on the expression and in vivo folding of protein tyrosine kinases in E.coli, on fermentation process development and scale-up, and on the in vitro expression and folding of rDNA proteins.

Government Regulation

Our research and development activities are subject to regulation by governmental agencies, the most relevant of which is the Food and Drug Administration, or FDA.  None of our technologies have been approved for sale in any market.  Before marketing in the United States, any drug developed by us or by our collaborative partners must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, approval, manufacture, record keeping, labeling, storage, advertising, promotion, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain.  We and our collaborative partners will have to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate’s safety and efficacy before it can secure FDA approval. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies.  Before commencing clinical trials in humans, we or our collaborative partners must submit to, and receive approval from, the FDA of an investigational new drug application, also known as an IND.  We expect to rely on our collaborative partners to file INDs and generally direct the regulatory approval process for any potential drug candidates.

Before receiving FDA approval to market a product, we and our collaborative partners must demonstrate that the product is safe and effective on the patient population that will be treated.  If the FDA grants approval, this approval will be limited to those disease states and conditions for which the product is effective, as demonstrated through clinical studies.  This approval is demonstrated by the FDA’s acceptance of a new drug application, or NDA.  The FDA prohibits marketing or promoting a drug for an unapproved indication or use. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted under FDA oversight.  Upon approval, a product may be marketed only in those dosage forms and for those indications approved in the NDA.  However, pursuant to recent US federal court decisions, drug marketers may, in some limited circumstances, distribute peer-reviewed materials concerning uses for an approved drug other than those uses approved by the FDA.

Clinical trials are conducted in sequential phases.  In Phase I, the drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology.  In Phase II, a slightly larger number of patients are studied to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.  In Phase III, studies establish safety and efficacy in an expanded patient population.  The FDA can require Phase IV post-marketing studies.

The length of time necessary to complete clinical trials varies significantly and is difficult to predict.  Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Additional factors that can cause delay or termination of clinical trials relating to our products, or that may increase the costs of these trials, include:

•                       slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;

•                       inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials; or delays in approvals from a study site’s review board;

•                       longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•                       insufficient supplies of the drug candidate;

•                       adverse medical events or side effects in treated patients; and

•                       ineffectiveness of the drug candidate.

The FDA permits expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its Fast Track Drug Development Program. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the New Drug Application, or NDA. To receive fast track designation, an applicant must demonstrate:

•                       that the drug is intended to treat a serious or life-threatening condition;

•                       that the drug is intended to treat a serious aspect of the condition; and

•                       that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation.

Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long time.  Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates.  The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

We or our collaborative partners must submit and receive approval of an NDA and pay user fees prior to commercial marketing of any drug.  As part of the approval process, the FDA must inspect and approve each manufacturing facility.  Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP.  Manufacturers must expend time, money and effort to ensure compliance with cGMP, and the FDA conducts periodic inspections to certify compliance.  Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market.  It may be difficult for manufacturers of our products to comply with the applicable cGMP and other FDA regulatory requirements.  If contract manufacturers fail to comply, then the FDA will not allow us or our collaborative partners to market products that have been affected by such failure.

Should we or our collaborative partners wish to market products outside the United States, we must receive marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country.  At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in more than one EU member state.

If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted.  This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Forward-Looking Statements

Some of the statements in this Form 10-K and the Exhibits contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and the Exhibits, the words “anticipate,” “believe,” “estimate,” “may,” “expect,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include statements about our :

•                       ability to secure additional funds for future operations;

•                       estimate of the sufficiency of Enchira’s existing cash and cash equivalents and investments to finance operating and capital requirements;

•                       expectations for increases in operating expenses;

•                       expectations for increases in research and development and general and administrative expenses in order to develop new products and manufacture commercial quantities of products;

•                       expectations for the development, manufacturing, and approval of new products;

•                       expectations for incurring additional capital expenditures to expand research and development capabilities;

•                       expectations for generating revenue or becoming profitable on a sustained basis;

•                       ability to accomplish the technical developments and advances necessary to obtain economically sustainable results;  and

•                       ability to enter into additional marketing agreements and the ability of existing marketing partners to commercialize products incorporating Enchira’s technologies.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements.  Potential risks and uncertainties that could affect actual results include those discussed below under the heading “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.

We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Risk Factors

Enchira may be referred to as “we,” “us,” or “our” in the Risk Factors below.

RISKS ASSOCIATED WITH OUR CRITICAL CAPITAL REQUIREMENTS

•                                          Our auditors have expressed substantial doubt over our ability to continue as a going concern.

Our accountants have issued a modified opinion on our consolidated financial statements for the year ended December 31, 2001 indicating substantial doubt about our ability to continue as a going concern.  We may have to close operations and/or seek legal protection from our creditors if we are unable to secure additional financing on a timely basis, or at all.  We do not know if additional funding will be available at all or on acceptable terms.

•                                          We have a history of operating losses and we may not be profitable in the future.

We have incurred net losses since our inception and expect losses to continue in the foreseeable future as we continue to expend capital for the ongoing development and commercialization of our ACL™ proteins. At December 31, 2001, we had an accumulated deficit of $91.3 million. We remain uncertain about the amount of time required for us to become profitable. We cannot ensure that we will achieve sustained profitability, if at all.

•                                          We will need additional funds.  We may need to enter into financing arrangements with unfavorable terms or which could adversely affect your ownership interest and rights as compared to our other stockholders.  If such financing is not available, we may need to cease operations.

We currently anticipate that our available cash resources will be sufficient to meet our capital requirements through mid-2002.

However, our capital requirements depend on several factors, including:

1.                                       The level of research and development investment required to develop our technology;

2.                                       Our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements and the terms of any agreement of this type;

3.                                       The success rate of our discovery efforts;

4.                                       Our ability to successfully commercialize products developed independently and the demand for such products; and

5.                                       Costs of recruiting and retaining qualified personnel.

As additional capital is required to operate our business, we cannot assure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations.

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

RISKS ASSOCIATED WITH OUR CAPITALIZATION

•                                          Dividends on our Series B Preferred Stock substantially dilute ownership in our common stock.

In the past, we have from time to time elected to pay dividends on our preferred stock with our common stock, although we may pay dividends in cash or a combination of common stock and cash. Dividends will be payable on the preferred stock only when, as and if declared by our Board of Directors as permitted under Delaware law although we do incur an obligation to pay such dividends in a manner to be determined at our sole discretion until they become payable.  Dividends on the Series B Preferred Stock become payable upon the conversion or redemption of Series B Preferred Stock.  We have incurred net losses since our inception, and we expect our losses to increase in the foreseeable future. While we intend to pay dividends on the preferred stock in common stock, we anticipate that we will continue to incur losses and thus will continue to have a deficiency in fixed charges and preferred stock dividend coverage. Preferred stock dividends may be paid only out of capital surplus (within the meaning of the Delaware General Corporation Law) or out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year. We have issued a total of 1,399,369 shares of common stock to date as dividends on the preferred stock.  We have not declared a dividend payment since November 1998, and since that date, have only paid dividends on Series B Preferred Stock upon the conversion or redemption of Series B Preferred Stock.  As of March 8, 2002, there were $771,420 in accrued dividends payable on the outstanding shares of Series B Preferred Stock, which would result in the issuance of 2,660,068 shares of our common stock based on the applicable closing prices of our common stock as of such date, which number of shares is included in the aggregate number of shares issuable upon redemption in the risk factor relating to redemption of our Series B Preferred Stock above.

•                                          One of the holders of our Series B Preferred Stock has required our redemption of their shares and additional holders may do the same.  This has resulted and may continue to result in substantial dilution to the holders of common stock.

Under the terms of our Series B Preferred Stock, we are required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on or after February 26, 2002.  Additionally, at the time of redemption, we are also required to pay any accrued but unpaid dividends on the shares of Series B Preferred Stock being redeemed.   We have elected to redeem all shares of Series B Preferred Stock with shares of our common stock.  The number of shares of our common stock issuable upon such redemption is based upon the 10-day average of our closing prices at the time of redemption.  Under the terms of the Series B Preferred Stock, we are required to provide a firm commitment underwriting of the shares of our common stock being issued in connection with the redemption or the holder of Series B Preferred Stock may elect to waive this requirement in the event we are unable to timely provide a firm commitment underwriting.  As a result, during 2002 we have redeemed 41,100 shares of Series B Preferred Stock to date from one holder who waived this requirement, which resulted in the issuance of 3,425,000 shares of our common stock for such redemption and an additional 1,024,075 shares of our common stock in payment of accrued dividends on such shares.  We have an additional 51,600 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on March 8, 2002, we would be required to issue an aggregate of 3,209,846 shares of our common stock for the redemption and accrued and unpaid dividends.

•                                          Our common stock will probably be delisted from the Nasdaq National Market and may be delisted from Nasdaq entirely.

Our common stock presently lists on the Nasdaq National Market.  We must maintain certain minimum financial requirements for continued inclusion on Nasdaq. If we cannot satisfy Nasdaq’s maintenance requirements, Nasdaq may delist our common stock. Nasdaq sent us a letter dated February 14, 2002 in which it informed us that we no longer meet certain of Nasdaq’s maintenance requirements.  The letter gave us 90 days within which we can come into compliance with these maintenance requirements or request a hearing.  In the event that we do neither, we can request that we be moved to the Nasdaq SmallCap Market, and we will be granted an additional 90 days to come into compliance with the maintenance requirements for the Nasdaq SmallCap Market.  We intend to request a move to the Nasdaq SmallCap Market if we are unable to come into compliance with the Nasdaq National Market maintenance requirements.  There can be no assurance that we will be able to meet the Nasdaq SmallCap Market maintenance requirements after we move or that we will be able to be successful in a hearing to avoid a delisting.  Should we be unable to satisfy the Nasdaq maintenance requirements and our stock is delisted, we may be required to redeem the remaining outstanding shares of Series B Preferred Stock in cash.

from the Nasdaq SmallCap Market.  In the event that our common stock is eventually delisted from the Nasdaq altogether, trading in our common stock would thereafter be conducted in the over-the-counter markets in the so-called “pink sheets” or the NASD’s “Electronic Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts’ and the news media’s coverage of us, and lower prices for our common stock than it might otherwise attain.

•                                          Stockholders face the risks of holding “penny stocks.”

If Nasdaq delisted our common stock, it could become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

Regulations of the Securities and Exchange Commission, or the Commission, define a “penny stock” to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. The Commission also requires disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the Commission requires monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

•                                          Because we are developing and deploying new technologies, we may not be able to commercialize our new technologies or products, which could cause us to be unprofitable or to cease operations.

Any investor must evaluate our business in light of the uncertainties and complexities affecting a development stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have not deployed any of our drug candidates in the clinic, and have limited animal data as well.  In addition, we have not commercialized any biotechnology products, and we have no strategic partners who have yet incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that our strategic partners or we will commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

•                                          If we are unable to establish and maintain collaborations with other parties, development of our products and technology may be delayed or stopped.

Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes, which may be required for these products, we must enter into collaborative arrangements to develop our products. If we do not enter into new collaborative agreements then our revenues will be reduced, and products utilizing our technologies may not be developed, manufactured or marketed.  We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products.

•                                          Many potential competitors have greater resources and experience than we do and may develop products and technologies more rapidly than we can or that may make our products and technologies obsolete.

The biotechnology industry is characterized by rapid technological change, and cancer treatment is a rapidly evolving field with many competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.  We face, and will continue to face, intense competition. There are a number of companies who compete with us in various steps throughout our technology process, including but not limited to Novartis AG, ImClone Systems Incorporated and Keryx Biopharmaceuticals, Inc. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their cancer treatment technologies to develop commercial products. Any products that we develop using our ACL™ proteins through our DCOP™ and MPGS™ technologies will compete in multiple, highly competitive markets.  Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do, and we cannot assure any investor that they will not succeed in developing products that would render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields.

•                                          Any inability to adequately protect our proprietary technologies could harm our competitive position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.  We may fail to apply for patents on important technologies or products in a timely fashion or at all, and in any event, the applications we do file may be challenged and may not result in issued patents. At this time, we have not been issued any patents on our new drug discovery platform technologies or our product candidates for treating cancer and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, if any, or our patents may fail to provide us with any competitive advantages. If the use or validity of any of our patents is ever challenged, it would result in litigation costs and the diversion of management in defending the patent. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over technology we own.

We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators, or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.   Please see “Business — Intellectual Property” for more on our patent position and potential risks associated with it.

•                                          Our ability to market products, either by us or through collaborative partners, is contingent upon our ability to achieve regulatory approval.

Our research and development activities are subject to regulation by governmental agencies, the most relevant of which is the Food and Drug Administration, or FDA.  None of our technologies have been approved for sale in any market.  Before marketing in the United States, any drug developed by us or our collaborative partners must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA regulates, among other things, the development, testing, approval, manufacture, record keeping, labeling, storage, advertising, promotion, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain.  We or our collaborative partners will have to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate’s safety and efficacy before we can secure FDA approval.  The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies.  Before commencing clinical trials in humans, we or our collaborative partners must submit to, and receive approval from, the FDA of an investigational new drug application, also known as an IND.  We expect to rely on our collaborative partners to file INDs and generally direct the regulatory approval process for any potential drug candidates.  We cannot assure that any of our products or technologies will be approved by the FDA in a timely manner or at all.  If we are unable to obtain approval from the FDA for our products or technologies, we will likely be required to cease operations.  Please see “Business — Governmental Regulation” for a more complete description of the regulatory review process.

LEGAL RISKS TO OUR BUSINESS

•                                          Litigation or other proceedings of third party claims of intellectual property infringement, including the recent arbitration ruling in favor of Maxygen Inc., could require us to spend time and money and could shut down some or all of our operations.

Our commercial success depends in part on not infringing the patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies and products. The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We recently received a final ruling in our arbitration proceeding with Maxygen Inc. relating to Maxygen’s claims of infringement of certain of Maxygen’s technologies by us.  The ruling declared Maxygen as the exclusive owner of RACHITT™ technology between us and Maxygen and enjoined us from using, licensing or selling RACHITT™ technology until 2017.  See “Legal Proceedings” for a complete description of the arbitration and the arbitrator’s ruling.  Other parties may have been issued relevant patents or may have filed relevant patent applications that could affect our ability to obtain patents or to operate as we would like to in our research, development, and commercialization efforts. If we wish to use technologies claimed by third parties in issued and unexpired patents, then we may need to obtain license(s) from the owner(s) of such patent(s), enter into litigation, or incur the risk of litigation. Litigation or failure to obtain necessary licenses may impede our ability to obtain collaborations or to develop our products and could prevent us or our collaborators from developing or commercializing our products.

•                                          We may be sued for product liability.

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

•                                          We use hazardous materials in our business.  Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

GENERAL COMPANY RISKS

•                                          We rely heavily on a few key employees for management and product development efforts.

We depend on the efforts of our executive officers, scientists and other key employees, the loss of any one of whom could materially and adversely affect us. Shortages of qualified scientists within certain disciplines may occur and competition for the services of qualified scientists may intensify. We may not succeed in recruiting or retaining these personnel in the future.

•                                          Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 75 % of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may influence, delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

•                                          Certain charter and bylaw provisions and our stockholder rights plan may negatively affect the stockholders.

Certain provisions of our charter, bylaws and rights plan may discourage proposals by third parties to acquire a controlling interest in us, which could deprive stockholders of the opportunity to consider an offer that would be beneficial to them.

Item 2. Properties

Facilities

Our corporate offices and laboratories are situated in a 25,000 square-foot leased building located at 4200 Research Forest Drive in The Woodlands, Texas, a suburb of Houston, Texas.  Pursuant to the lease, monthly payments of $33,678 are required for base rent.  The lease for this facility expires in 2003.  Approximately 20,500 square feet of this space is devoted to research and development.  The facility includes laboratories designed for molecular biology and microbiology, tissue culture, biochemistry, a high throughput screening with robotics, media preparation, analytical chemistry (DNA sequencing, gel documentation, GC/MS and LC/MS), protein purification and fermentation.  The facility also houses numerous fermentation units with scale from 1 to 300 liters and peripheral equipment.

Item 3. Legal Proceedings

On November 3, 2001, the arbitrator issued his final ruling in the arbitration between Maxygen Inc. and Enchira. The ruling stated that we are enjoined until May 19, 2017 from using, licensing or selling RACHITT™ technology.  This injunction does not prohibit us from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, we are enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening (as defined in the arbitration award) technology, but this injunction does not prohibit us from independently developing and commercializing different HTS technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and us.  We were required to pay Maxygen’s attorneys’ fees in the amount of $556,826 and arbitration costs in the amount of $100,000 as well as any unbilled fees of the arbitrator. As a result of the ruling, we returned $550,000 to Genencor for license fees previously received under the license agreement with Genencor, which was terminated on November 12, 2001.  Genencor also terminated its research and development collaboration agreement with us on December 31, 2001.

Immediately following the execution of the award, we filed an application to set aside or modify the arbitration award in the 151st District Court of Harris County, Texas.  The petition requests that the Court enter judgment setting aside the arbitration award in its entirety or modify the arbitration award in certain respects due to its vague and ambiguous nature.  No action has been taken by us to pursue this application as of yet.

Part II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Enchira’s common stock (symbol: ENBC) is traded on the Nasdaq National Market.  The following table sets forth the range of high and low sales prices for each calendar quarter in the two years ended December 31, 2001 as reported on the Nasdaq National Market:

Year Ended December 31, 2001	High	Low
First Quarter	$6.88	$1.00
Second Quarter	1.83	0.60
Third Quarter	0.98	0.33
Fourth Quarter	1.10	0.25

Year Ended December 31, 2000	High	Low
First Quarter	$30.63	$3.75
Second Quarter	15.50	5.00
Third Quarter	10.81	5.31
Fourth Quarter	8.94	3.06

As of March 8, 2002, 10,905,173 shares of common stock were outstanding and we had approximately 150 shareholders of record.

Dividends

Enchira has paid dividends on its Series B Preferred Stock in shares of common stock and in certain circumstances in cash.  We currently intend to retain any earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.  For a discussion of dividends paid or payable on the Series B Preferred Stock, see “Item 1. Business — Risk Factors — Dividends on Preferred Stock Dilute Ownership in our Common Stock and Create a Deficiency in Both Fixed Charges and Preferred Stock Dividend Coverage.”

Item 6. Selected Financial Data

The selected financial data set forth below with respect to our statements of operations for each of the five years in the period ended December 31, 2001 and with respect to our balance sheets as of December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the audited financial statements of Enchira.  Our accountants have issued a modified opinion on our consolidated financial statements for the year ended December 31, 2001 indicating substantial doubt about our ability to continue as a going concern.  The financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Sponsored research revenues	$1,652	$689	$1,415	$841	$739
Costs and expenses:
Research and development	9,087	7,706	4,848	4,195	4,057
General and administrative	2,754	2,188	1,906	2,934	4,200
Total costs and expenses	11,841	9,894	6,754	7,129	8,257
Interest and investment income	650	394	214	308	149
Loss on disposal of fixed assets	—	(34)	(140)	(43)	(19)
Net loss	$(9,539)	$(8,845)	$(5,265)	$(6,023)	$(7,388)
Net loss per common share - basic and diluted	$(7.64)	$(5.20)	$(1.78)	$(1.10)	$(0.94)
Shares used in computing net loss per common share - basic and diluted	1,681,351	1,875,414	4,635,930	7,576,121	9,557,383

Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends on the Series A Preferred Stock issued in October 1994 and the Series B Preferred Stock issued in February and March 1997, by the weighted average number of shares of common stock outstanding during the period.

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,661	$2,795	$2,510	$7,524	$3,032
Working capital	10,102	2,488	5,591	11,357	3,247
Total assets	14,965	6,127	8,064	15,858	5,218
Accumulated deficit	(55,204)	(67,200)	(75,079)	(82,973)	(91,286)
Total stockholders’ equity	13,698	5,306	7,557	14,257	4,391

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues.  We have an accumulated deficit since inception of approximately $91.3 million and believe that we can conserve our existing financial resources to fund operations through mid-2002.  As of February 27, 2002, Enchira had approximately $2.7 million in cash, cash equivalents and investments and approximately $0.6 million in liabilities.

Our independent public accountants have included a modified paragraph in their report on our financial statements as of and for the year ended December 31, 2001, that describes the substantial doubt regarding our ability to continue as a going concern. We are currently seeking additional financing through various alternatives that include debt and equity financings, government funding and alliances with corporate partners.  However, there can be no assurance that we will be able to obtain the necessary financing on acceptable terms or at all.  In the event we are unable to obtain such financings, we will consider other alternatives, including:

•                                          a license, sale or other disposition of our technologies, or certain rights relating thereto;

•                                          a sale or other reorganization of Enchira;

•                                          the combination of Enchira with another entity;

•                                          legal protection from creditors; or

•                                          cease operations.

Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

Enchira considers short-term investments with original maturities of 90 days or less to be cash equivalents.  Investments consisting of commercial paper and corporate bonds are classified as held to maturity and are reported at amortized cost, which approximates fair value.  Enchira does not have any available for sale or trading securities.

Intangible and Other Assets

Intangible and other assets mainly consist of patent costs, which are primarily legal fees.  These costs are being amortized over the life of the patent, which ranges from 15 to 20 years.  Accumulated amortization at December 31, 2000 and 2001 amounted to $973,135 and $1,035,553, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  Revenue from non-refundable sponsored research and development payments is recognized as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable.  Sponsored research and development and licensing payments received that are refundable or for which service obligations remain are reflected as deferred revenue.

Research and Development

All research and development costs, both generated internally and externally from research and development contracts, are expensed as incurred.  Enchira allocates certain indirect costs to research and development expenses, which consist primarily of overhead related to the administration of research and development activities.

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

Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS No. 121 and a portion of APB Opinion No. 30.  This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121.  This standard, which becomes effective January 1, 2002, will have no impact on Enchira’s financial statements upon adoption.

Results of Operations

We had sponsored research revenues for the years ended December 31, 1999, 2000 and 2001 of $1,415,177, $840,552 and $738,934, respectively.  From 1999 to 2000 sponsored research revenues decreased by $574,625 reflecting a decrease in funding from the U. S. Department of Energy (“DOE”) grant.  The decrease of $101,618 in sponsored research revenues from 2000 to 2001 is also due to a decrease in the DOE funding upon completion of the related grant in the second quarter of 2001 offset in part by a research collaboration agreement with Genencor.

We had research and development expenses for the years ended December 31, 1999, 2000 and 2001 of $4,847,641, $4,195,043 and $4,057,167, respectively.  The decreases of $652,598 from 1999 to 2000 and of $137,876 from 2000 to 2001 are primarily a result of a reduction in research and development personnel.  Research and development costs include the following categories: personnel costs, laboratory costs, research costs, building costs, utilities, insurance and an allocation of corporate costs.

We had general and administrative expenses for the years ended December 31, 1999, 2000 and 2001 of  $1,905,815, $2,934,150 and $4,199,724, respectively.  The increases of $1,028,335 from 1999 to 2000 and of $1,265,574 from 2000 to 2001 resulted primarily from increased legal costs associated with the arbitration with Maxygen and legal expenses paid to Maxygen resulting from the settlement of the arbitration and the addition of a Vice President for Business Development at the end of the third quarter of 2000.

Interest and investment income increased from 1999 to 2000 by $94,954 as a result of an increase in cash, cash equivalents and related investments resulting from cash proceeds from issuance of common stock.  Interest and investment income decreased by $158,990 from 2000 to 2001 as a result of a decrease in available cash.

Liquidity and Capital Resources

Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development.  To date, all of our revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements and government grants.  We have incurred cumulative losses since inception and expect to incur continued losses for at least the next several years, due primarily to continued research and development activities and the development of our new Drug Candidate Optimization Platform (DCOP™) technologies to create new therapeutic proteins.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  As of December 31, 2001, our accumulated deficit was approximately $91.3 million.

For the year ended December 31, 2001, Enchira used $6,523,291 of funds in operating activities.  At December 31, 2001, Enchira had cash, cash equivalents and short-term investments totaling $3,807,747 and working capital of $3,246,564.  We believe that we can conserve its existing financial resources to fund operations through mid-2002.

From inception of the Company through mid-1999, Enchira’s research and development efforts were devoted to its BDS technology, a proprietary process involving the use of enzymes in bacteria to remove sulfur from petroleum.  From mid-1999 through the end of 2000, Enchira focused its research on the development of its RACHITT™ technology, a proprietary gene shuffling method.  The arbitration with Maxygen and the eventual ruling of the arbitrator, which declared Maxygen as the exclusive owner of the RACHITT™ technology resulted in our abandoning that research and development effort.  The Company’s primary research in 2001 was focused on the development of our Anti-Cancer Ligand ("ACL™") proteins.

Our existing proprietary technologies are new and in the early stage of development and successful development of our products are highly uncertain.  We made substantial progress in the discovery and development of our ACL™ proteins in 2001 using our proprietary Drug Candidate Optimization Platform ("DCOP™") technologies, which are an integrated suite of technologies for protein engineering, screening, and production.  We plan to move a number of candidates to pre-clinical development in 2002 under the collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”) .

We believe that our ACL™ proteins will have significant advantages in selectivity, tumor penetration and manufacturing costs over other approaches for inhibition of RTKs.  We plan to apply our internal scientific and technical resources, combined with those of our collaborators and co-development partners, to drive our ACL™ proteins through pre-clinical evaluations and development, clinical trials and ultimately to production and marketing.  As we develop our therapeutics, we will pursue commercialization options including additional research collaborations, joint ventures and out-licensing opportunities.  We also intend to enter into co-development partnerships based on our proprietary discovery technologies that will generate up-front payments and research funding, plus milestone and royalty payments.

An estimation of completion dates and completion costs can vary significantly for each product and are difficult to predict. Clinical trials are conducted in sequential phases. In Phase I the drug is administered to a small group of humans either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. In Phase II, a slightly larger number of patients are studied to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events. In Phase III, studies establish safety and efficacy in an expanded patient population. The FDA can require Phase IV post-marketing studies. The length of time to completion can vary substantially according to the type, complexity, novelty and intended use of a product candidate.  The cost relating to pre-clinical and clinical trials vary significantly over the life of a project.  Our primary mechanism for budgeting and tracking these costs is by type of cost incurred.  The types of costs include the following categories:  personnel costs, laboratory costs, research costs, building costs, utilities, insurance and an allocation of corporate costs.

We expect to incur substantial additional research and development expenses, including expenses associated with development of therapeutic proteins using our Drug Candidate Optimization Platform (“DCOP™”) technologies.  We are subject to a cost sharing arrangement under the collaborative agreement with the M. D. Anderson Cancer Center as discussed in Note 7 to the Financial Statements attached to this Form 10-K.  We also expect our general and administrative expenses to increase as we increase our business development.

We have a non-cancelable operating lease for our corporate office space, which expires in October 2003 and includes future minimum lease payments of approximately $437,000 and $364,000 in 2002 and 2003, respectively.

In October 2000, Enchira established a joint collaboration with M. D. Anderson to apply our DCOP™ technologies to the development of more effective cancer therapies targeted toward epidermal growth factor receptors.  In this collaboration, Enchira will provide its recombination technologies and robotic screening research and has retained certain ownership and licensing rights to developments made by Enchira that come out of the relationship.  As of December 31, 2001, we have incurred expenses of $187,500 to M. D. Anderson and have a commitment of an additional $112,500 under the collaboration.

In August 2000, we entered into a collaboration agreement with Genencor for research and development work on improved industrial proteins.  Under the agreement Genencor will provide $1 million of funding to us over a two-year period.  Through December 31, 2001, we have received $625,000 for research and development under the Genencor collaboration agreement.  Genencor terminated the collaboration agreement effective December 31, 2001.

In May 2000, we entered into a licensing agreement with Genencor involving Enchira’s proprietary gene shuffling technology for directed evolution.  Under the agreement, Genencor would use our proprietary technologies, which includes the RACHITT™ technology, to develop gene-based products for the cleaning, textiles, grain processing, animal-feed and food ingredients industries.  Genencor paid an initial licensing fee and an additional fee for an option to expand the licensing field in June 2000.  Revenues of $550,000 received during the second quarter of 2000 have been refunded in 2001 as a result of the November 3, 2001 arbitrator’s ruling that Maxygen is the exclusive owner of the RACHITT™ technology between Maxygen and Enchira and that Enchira is enjoined from licensing the RACHITT™ technology.  The Genencor licensing agreement was terminated in November 2001.

In August 1997, Enchira was awarded funding by the DOE for a $2.9 million program. The program was amended and extended to May 2001, and was dedicated to the development of a biodesulfurization application for gasoline.  Through December 31, 2001 we have recognized all the sponsored research revenue from the grant.

In September 2001, Enchira made an offer to holders of the Series B Preferred Stock to convert their shares to common stock.  We believed this offer would remove potential impediments to future financings and was in the best interest of our shareholders.  Of the 307,700 shares of Series B Preferred Stock outstanding at September 30, 2001, owners of 215,000 shares of Series B Preferred Stock agreed to convert their Series B Preferred Stock into 641,394 shares of common stock in October 2001. In connection with the conversion, we paid $2,510,733 in cash for accrued dividends on shares of Series B Preferred Stock in October 2001.  The remaining 92,700 shares of Series B Preferred Stock are convertible into 276,551 shares of common stock.

On October 19, 2001 we purchased, at a significant discount from the publicly traded market price, 1,080,000 shares of the Company’s issued and outstanding common stock from several stockholders whose shares were under common management.  In connection with this repurchase, we acquired and cancelled for no additional consideration warrants to purchase an aggregate of 376,500 shares of our common stock that were held by the sellers.  The repurchased common stock was recorded at its aggregate cost of $21,600 as treasury stock in our stockholders’ equity.  As a result of this transaction, the number of outstanding shares of common stock is approximately 10.5 million.

Nasdaq sent us a letter dated February 14, 2002 in which it informed us that we no longer meet certain of Nasdaq’s maintenance requirements.  The letter gave us 90 days within which we can come into compliance with these maintenance requirements or request a hearing.  In the event that we do neither, we can request that we be moved to the Nasdaq SmallCap Market, and we will be granted an additional 90 days to come into compliance with the maintenance requirements for the Nasdaq SmallCap Market.  We intend to request a move to the Nasdaq SmallCap Market if we are unable to comply with the Nasdaq National Market maintenance requirements.  There can be no assurance that we will be able to meet the Nasdaq SmallCap Market maintenance requirements or that we will be able to be successful in a hearing to avoid a delisting from the Nasdaq SmallCap Market.  In the event that our common stock is eventually delisted from the Nasdaq altogether, trading in our common stock would thereafter be conducted in the over-the-counter markets in the so-called “pink sheets” or the NASD’s “Electronic Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts’ and the news media’s coverage of us, and lower prices for our common stock than it might otherwise attain.  Should we be unable to satisfy the Nasdaq maintenance requirements and our common stock is delisted, we may be required to redeem the remaining outstanding shares of Series B Preferred Stock in cash.

Under the terms of our Series B Preferred Stock, we are required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on or after February 26, 2002.  Additionally, at the time of redemption, we are also required to pay any accrued but unpaid dividends on the shares of Series B Preferred Stock being redeemed.   We have elected to redeem all shares of Series B Preferred Stock with shares of our common stock.  The number of shares of our common stock issuable upon such redemption is based upon the 10-day average of our closing prices at the time of redemption.  Under the terms of the Series B Preferred Stock, we are required to provide a firm commitment underwriting of the shares of our common stock being issued in connection with the redemption, otherwise the holders of Series B Preferred Stock may elect to waive this requirement in the event we are unable to provide a firm commitment underwriting in a timely manner.  As a result, we have redeemed 41,100 shares of Series B Preferred Stock to date from one holder who waived this requirement, which resulted in the issuance of 3,425,000 shares of our common stock for such redemption and an additional 1,024,075 shares of our common stock in payment of accrued dividends on such shares.  We have an additional 51,600 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on March 8, 2002, we would be required to issue an aggregate of 3,209,846 shares of our common stock for the redemption and accrued and unpaid dividends.

We have experienced negative cash flow from operations since our inception and have funded our activities to date primarily from equity financings and sponsored research revenues.  We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations.  Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business.  Estimates about adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful.  There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

To satisfy our capital requirements, we will seek additional financing through debt and equity financings, government funding and through alliances with pharmaceutical companies and corporate partners.  There can be no assurance that any such fundings will be available to us on favorable terms or at all.  If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs.  If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

None

Item 8. Financial Statements.

The financial statements required by this Item are incorporated under Item 14 in Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item as to the directors and executive officers of Enchira is hereby incorporated by reference from the information appearing under the captions “Election of Directors” and “Executive Officers” in Enchira’s definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (“Commission”) pursuant to the Securities Exchange Act of 1934 within 120 days of the end of Enchira’s fiscal year on December 31, 2001.

Item 11. Executive Compensation.

The information required by this Item as to the management of Enchira is hereby incorporated by reference from the information appearing under the captions “Executive Compensation” and “Election of Directors - Director Compensation” in Enchira’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year on December 31, 2001.  Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in Enchira’s proxy statement under the sub-heading “Report of the Compensation Committee of the Board of Directors” and “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item as to the ownership by management and others of securities of Enchira is hereby incorporated by reference from the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to Enchira’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of Enchira’s fiscal year on December 31, 2001.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item as to certain business relationships and transactions with management and other related parties of Enchira is hereby incorporated by reference to such information appearing under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in Enchira’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of Enchira’s fiscal year on December 31, 2001.

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as a Part of this Report

1.   Financial Statements:

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.   Exhibits:

Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission and the Nasdaq Stock Market.  Upon request to Enchira and payment of a reasonable fee, copies of the individual exhibits will be furnished.

Exhibit No.	Description
3.1(a)

EBC’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2 to Post Effective Amendment No. 1 to EBC’s Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

3.1(b)	Certificate of Amendment to EBC’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EBC’s Current Report on Form 8-K dated June 8, 2000).

3.1(c)

EBC’s Certificate of Designation of Series One Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(c) to EBC’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

3.1(d)

EBC’s Certificate of the Powers, Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1(d) to EBC’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	EBC’s Bylaws (incorporated by reference to Exhibit 3 filed with Post-Effective Amendment No. 1 to EBC’s Registration Statement on Form 8-A as filed with the Commission on March 15, 1993).

4.1

Form of Stock Purchase Agreement, dated as of February 21, 1997, by and between EBC and the Purchasers of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to EBC’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

4.2

Form of Stock Exchange Agreement, dated as of February 21, 1997, by and between EBC and the Exchanging Holders of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the 1996 Form 10-K).

4.3

Stockholder Rights Agreement dated as of March 8, 1995 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank) (incorporated by reference to Exhibit 4.3 to the 2000 Form 10-K).

4.4

First Amendment to Stockholder Rights Agreement dated as of April 30, 1997 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank) (incorporated by reference to Exhibit 4.3 to Post Effective Amendment No. 2 to EBC’s Registration Statement on Form 8-A/A as filed with the Commission on June 23, 2000 (the “2000 8-A Amendment”)).

4.5

Second Amendment to Stockholder Rights Agreement dated as of June 23, 2000 between EBC and Computershare Investor Services LLC (as successor in interest to Society National Bank and Harris Trust & Savings Bank) (incorporated by reference to Exhibit 4.4 to the 2000 8-A Amendment).

4.6

Third Amendment to Stockholder Rights Agreement dated as of February 25, 2002 between EBC, Computershare Investor Services LLC and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to EBC’s Registration Statement on Form 8-A/A as filed with the Commission on February 25, 2002).

10.1†	Sponsored Laboratory Study Agreement dated October 4, 2000 between EBC and The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.3 to the 2000 Form 10-K).

10.2	Site License Agreement dated March 6, 1998 between EBC and Petro Star Inc. (incorporated by reference to Exhibit 10.4 to the 2000 Form 10-K)

10.3

Lease Agreement dated May 24, 1993 between EBC and Woodlands Office Equities — ‘95 Limited (as successor in interest to The Woodlands Corporation) (incorporated by reference to Exhibit 10.7 to the 2000 Form 10-K).

10.4

Extension, Modification and Ratification of Lease dated January 27, 1994 between EBC and Woodlands Office Equities – ‘95 Limited (as successor in interest to The Woodlands Corporation) (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K).

10.5

Extension, Modification and Ratification of Lease dated March 23, 1998 between EBC and Woodlands Office Equities – ‘95 Limited (as successor in interest to The Woodlands Corporation) (incorporated by reference to Exhibit 10.36 to EBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”)).

Management Contracts and Compensatory Plans

10.6	EBC 1997 Stock Option Plan, as amended (incorporated by reference to Exhibit A to EBC’s Definitive Proxy Statement as filed with the Commission on April 27, 1999 (the “1999 Proxy Statement”)).

10.7	EBC 1992 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to EBC’s Registration Statement on Form S-1 (No. 33-56718)).

10.8	EBC Non-Employee Director Option Plan, as amended (incorporated by reference to Exhibit B to the 1999 Proxy Statement).

10.9	Simplified Employee Pension Plan Retirement Plan Adoption Agreement (incorporated by reference to Exhibit 10.15 to EBC’s Registration Statement on Form S-1 (No. 33-56718)).

10.10	Employment Agreement dated December 4, 1998 between EBC and Peter P. Policastro (incorporated by reference to Exhibit 10.35 to the 1998 Form 10-K).

10.11	Employment Agreement dated January 31, 1996 between EBC and Daniel J. Monticello (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.12	Employment Agreement dated July 18, 1995 between EBC and Paul G. Brown, III (incorporated by reference to Exhibit 10.10 to EBC’s Registration Statement on Form S-1 (No. 33-96096)).

10.13	Employment Letter dated August 30, 2000 between EBC and David Carpi (incorporated by reference to Exhibit 10.2 to the Third Quarter 2000 Form 10-Q).

*11.1	Computation of earnings per share.

*23.1	Consent of Arthur Andersen LLP.

*99.1	Letter from Enchira Biotechnology Corporation to the Securities and Exchange Commission dated April 1, 2002 regarding representations from Arthur Andersen LLP.

*                                         Filed herewith

†                                          Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.  Such omitted portions have been filed separately with the Commission.

(b) Reports on Form 8-K

Enchira filed Current Reports on Form 8-K on October 10 and November 6, 2001 which both reported events under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EBC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCHIRA BIOTECHNOLOGY CORPORATION

	By:	/s/ Peter P. Policastro
Peter P. Policastro
Chief Executive Officer and President

DATED the 26th day of March 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of EBC and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Peter P. Policastro	Chief Executive Officer and President	March 26, 2002
Peter P. Policastro, Ph.D.	(Principal executive officer)

/s/ Paul G. Brown III	Chief Financial Officer and Vice	March 26, 2002
Paul G. Brown, III	President—Finance and Administration (Principal financialand accounting officer)

/s/ William E. Nasser	Chairman of the Board	March 26, 2002
William E. Nasser

/s/ Daniel J. Monticello	Vice President—Science and	March 26, 2002
Daniel J. Monticello, Ph.D.	Technology and Director

/s/ R. James Comeaux	Director	March 26, 2002
R. James Comeaux

/s/ Thomas E. Messmore	Director	March 26, 2002
Thomas E. Messmore

/s/ William D. Young
William D. Young	Director	March 26, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Enchira Biotechnology Corporation:

We have audited the accompanying balance sheets of Enchira Biotechnology Corporation (“the Company”) (a Delaware corporation), as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enchira Biotechnology Corporation as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has devoted substantially all of its efforts to performing research and development.  The Company has experienced negative cash flows from operations and has not realized revenues other than sponsored research revenues and has an accumulated deficit of $91.3 million since its inception.  In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required.  The Company has not secured any commitments for any such additional funding.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including intangible and other assets, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Houston, Texas

March 8, 2002

ENCHIRA BIOTECHNOLOGY CORPORATION

BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$7,524,191	$3,031,806
Short term investments	4,475,679	775,941
Prepaid expenses and other current assets	900,266	221,833
Total current assets	12,900,136	4,029,580

Long term investments	1,280,937	—
Furniture, equipment and leasehold improvements, net	638,865	373,279
Intangible and other assets, net	1,038,175	814,716
Total assets	$15,858,113	$5,217,575

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$544,836	$589,372
Capital lease, short term	12,304	13,644
Deferred revenue	730,000	180,000
Note payable	255,867	—
Total current liabilities	1,543,007	783,016

Capital lease, long term	57,991	43,170

Commitments and contingencies

Stockholders’ equity:
Series B convertible preferred stock $0.01 par value (liquidation value $6,497,538; 760,000 shares authorized; 387,700 and 94,700 shares issued and outstanding, respectively)	23,512,474	6,398,799
Common stock, $0.01 par value (30,000,000 shares authorized, 9,067,700 and 9,763,320 shares issued and outstanding, respectively)	90,677	108,433
Treasury stock, zero and 1,080,000 shares, respectively, at cost	—	(21,600)
Additional paid-in capital	73,626,674	89,191,974
Accumulated deficit	(82,972,710)	(91,286,217)
Total stockholders’ equity	14,257,115	4,391,389
Total liabilities and stockholders’ equity	$15,858,113	$5,217,575

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
Sponsored research revenues	$1,415,177	$840,552	$738,934

Costs and expenses:
Research and development	4,847,641	4,195,043	4,057,167
General and administrative	1,905,815	2,934,150	4,199,724

Total costs and expenses	6,753,456	7,129,193	8,256,891

Interest and investment income	213,458	308,412	149,422
Loss on disposal of fixed assets	(139,641)	(43,311)	(18,931)
Net loss	$(5,264,462)	$(6,023,540)	$(7,387,466)

Net loss per common share basic and diluted	$(1.78)	$(1.10)	$(0.94)

Shares used in computing net loss per common share — basic and diluted	4,635,930	7,576,121	9,557,383

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated
	Amount	Shares	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 1998	696,400	$33,955,166	2,179,142	$21,791	$—	$38,529,097	$(67,199,595)	$5,306,459
Accretion and dividends on series B preferred stock	—	2,995,084	—	—	—	(379,866)	(2,615,218)	—
Conversion of series B preferred stock to common stock	(177,000)	(8,850,000)	174,379	1,744	—	8,848,256	—	—
Common stock issued toconsultant	—	—	1,549	16	—	5,984	—	6,000
Issuance of common stock and warrants	—	—	4,214,820	42,148	—	7,461,415	—	7,503,563
Exercise of common stock warrants	—	—	2,245	22	—	5,366	—	5,388
Net loss	—	—	—	—	—	—	(5,264,462)	(5,264,462)
Balance at December 31, 1999	519,400	28,100,250	6,572,135	65,721	—	54,470,252	(75,079,275)	7,556,948
Accretion and dividends on series B preferred stock	—	2,312,556	—	—	—	(442,661)	(1,869,895)	—
Conversion of series B preferred stock to common stock	(131,700)	(6,585,000)	328,261	3,283	—	6,581,697	—	(20)
Dividends on series B preferred stock paid in common stock	—	(199,810)	39,025	390	—	199,420	—	—
Dividends on series B preferred stock paid in cash	—	(115,522)	—	—	—	—	—	(115,522)
Common stock issued to consultant	—	—	12,820	128	—	84,872	—	85,000
Issuance of common stock and warrants, net	—	—	2,000,000	20,000	—	12,425,853	—	12,445,853
Exercise of common stock warrants and options	—	—	115,459	1,155	—	307,241	—	308,396
Net loss	—	—	—	—	—		(6,023,540)	(6,023,540)
Balance at December 31, 2000	387,700	23,512,474	9,067,700	90,677	—	73,626,674	(82,972,710)	14,257,115
Accretion and dividends on series B preferred stock	—	1,720,178	—	—	—	(480,595)	(1,239,583)	—
Conversion of series B preferred stock to common stock	(293,000)	(14,650,000)	874,089	8,741	—	14,641,248	—	(11)
Dividends on series B preferred stock paid in common stock	—	(1,359,589)	889,918	8,899	—	1,350,690	—	—
Dividends on series B preferred stock paid in cash	—	(2,824,264)	—	—	—	—	313,542	(2,510,722)
Common Stock issued to consultant	—	—	9,638	96	—	49,904	—	50,000
Exercise of common stock warrants and options	—	—	1,975	20	—	4,053	—	4,073
Purchase of 1,080,000 shares of treasury stock	—	—	—	—	(21,600)	—	—	(21,600)
Net loss	—	—	—	—	—	—	(7,387,466)	(7,387,466)
Balance at December 31, 2001	94,700	$6,398,799	10,843,320	$108,433	$(21,600)	$89,191,974	$(91,286,217)	$4,391,389

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,264,462)	$(6,023,540)	$(7,387,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015,754	750,351	454,354
Issuance of common stock for services	6,000	85,000	50,000
Net loss on disposal of fixed assets	139,641	43,311	18,931
Write-off of RACHITT patent costs	—	—	167,921
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and otherassets	369,472	(384,977)	678,433
Increase (decrease) in accounts payable and accruedliabilities	(186,523)	217,686	44,536
Increase (decrease) in deferred revenue	—	550,000	(550,000)
Net cash used in operating activities	(3,920,118)	(4,762,169)	(6,523,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(152,157)	(134,595)	(58,472)
Patent expenditures	(164,282)	(285,407)	(114,189)
Sale of fixed assets	14,263	—	20,500
Sale (purchase) of investments held to maturity	(3,445,199)	(2,311,417)	4,980,675
Net cash provided by (used in) investing activities	(3,747,375)	(2,731,419)	4,828,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(126,613)	(118,087)	(255,867)
Payments on capital lease obligations	—	(13,135)	(13,481)
Proceeds from exercise of stock options and warrants	5,388	308,396	4,073
Dividends paid	—	(115,522)	(2,510,733)
Issuance of common stock	7,503,563	12,445,853	—
Purchase of treasury stock	—	—	(21,600)
Net cash provided by (used in) financing activities	7,382,338	12,507,505	(2,797,608)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285,155)	5,013,917	(4,492,385)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,795,429	2,510,274	7,524,191
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,510,274	$7,524,191	$3,031,806

Supplemental information of noncash financingactivities:
Note payable issued for prepaid insurance	$—	$255,867	$—
Dividends on Series B preferred stock paid in commonstock	—	199,810	1,359,589

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1.  Description of the Company

Enchira Biotechnology Corporation (“Enchira” or the “Company”), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990. Enchira is a drug discovery and development company that is engaged in the development of therapeutic proteins to inhibit certain cancers.  It is applying its new proprietary Drug Candidate Optimization Platform™ to create new therapeutic proteins.  The Company is focusing its efforts on protein kinases, which are involved in various cellular processes.  Irregularities of these proteins have been implicated in many human diseases, including cancer and other proliferative disorders.  Of particular interest are certain protein tyrosine kinases (PTKs) and related receptor tyrosine kinases (RTKs) that regulate cell growth and proliferation and that have been implicated in the most malignant forms of cancer.

On November 3, 2001, the arbitrator issued a ruling in the arbitration between Maxygen Inc. (“Maxygen”) and the Company.  The ruling states that we are enjoined until May 19, 2017 from using, licensing or selling the RACHITT™ technology.  This injunction does not prohibit us from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, we are enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening (as defined in the arbitration award) technology, but this injunction does not prohibit us from independently developing and commercializing different High Throughput Screening technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and us.  We were required to pay Maxygen’s attorneys’ fees in the amount of $556,826 and arbitration costs in the amount of $100,000 as well as any unbilled fees of the arbitrator.  These costs were paid in December 2001 and expensed as general and administrative costs.  We wrote-off $167,921 in RACHITT™-related patent costs to expense during the third quarter of 2001.  As a result of the ruling, we returned $550,000 to Genencor International Inc. (“Genencor”) for license fees previously received under the license agreement with Genencor, which was terminated on November 12, 2001.  Such amounts refunded to Genencor were previously recorded as deferred revenue in the accompanying balance sheet.  Enchira also had a research and development collaboration agreement with Genencor, which was terminated on December 31, 2001.

Immediately following the execution of the award, the Company filed an application to set aside or modify the arbitration award in the 151st District Court of Harris County, Texas.  The petition requests that the Court enter judgment setting aside the arbitration award in its entirety or modify the arbitration award in certain respects due to its vague and ambiguous nature.  No action has been taken by the Company to pursue this application as of yet.

Enchira's common stock presently lists on the Nasdaq National Market.  We must maintain certain minimum financial requirements for continued inclusion on Nasdaq. If we cannot satisfy Nasdaq’s maintenance requirements, Nasdaq may delist our common stock.  Nasdaq sent us a letter dated February 14, 2002 in which it informed us that we no longer meet certain of Nasdaq’s maintenance requirements.  The letter gave us 90 days within which we can comply with the maintenance requirements or request a hearing.  Should we be unable to satisfy the Nasdaq maintenance requirements and our common stock is delisted, we may be required to redeem the remaining outstanding shares of Series B Preferred Stock in cash.

Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of its biodesulfurization ("BDS") technology in 1998 (excluding the Genencor license fees which were refunded) and there is no assurance of future revenues.  During 2001, Enchira used $6,523,291 in cash for operating activities.  As of December 31, 2001, Enchira had $3,807,747 in cash, cash equivalents and short-term investments and $826,186 in liabilities.  Enchira has an accumulated deficit since inception of approximately $91.3 million and expects that its existing financial resources will fund operations through mid-2002.  However, Enchira may be required to redeem its 51,600 shares of Series B Preferred Stock, which remain outstanding at March 8, 2002, for approximately $2.6 million in cash should Enchira become delisted from Nasdaq.  All of these factors raise substantial doubt about Enchira’s ability to continue as a going concern.  Enchira is currently seeking additional financings through various alternatives that include debt and equity financings, government funding and alliances with pharmaceutical companies and corporate partners. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other resources, may not be available when needed or on terms acceptable to Enchira.  In the event we are unable to obtain such financing, we will consider other alternatives, including:  a license, sale or other disposition of our technologies, or certain rights relating thereto; a sale or other reorganization of Enchira; the combination of Enchira with another entity; legal protection from creditors; or cease operations.

The Company’s property and equipment and intangible and other assets are unique to the proprietary technology and processes that Enchira has and continues to develop.  Realization of the Company’s investments in these assets is dependent upon the success of future operations or the sale or licensing of intellectual properties.  The Company is maintaining its BDS patent portfolio and seeking opportunities to license the technology to third parties for the further development and commercialization of the process.  If Enchira is unable to continue as a going concern, the recorded asset carrying amounts may be greater than the amounts that will be realized in the event of liquidation.

2.  Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

Enchira considers short-term investments with original maturities of 90 days or less to be cash equivalents.  Investments consisting of commercial paper and corporate bonds are classified as held to maturity and are reported at amortized cost, which approximates fair value.  Enchira does not have any available for sale or trading securities.

Furniture, Equipment and Leasehold Improvements

Furniture and equipment consists of office furniture and equipment, computers and laboratory equipment and are recorded at cost.  Depreciation is calculated on the straight-line method using a five-year estimated useful life. Leasehold improvements are amortized on the straight-line method over the term of the lease or over the useful life of the assets whichever is shorter.

Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred.  Expenditures that improve or extend the life of assets are capitalized.

Intangible and Other Assets

Intangible and other assets mainly consist of patent costs, which are primarily legal fees.  These costs are being amortized over the life of the patent, which ranges from 15 to 20 years.  Accumulated amortization at December 31, 2000 and 2001 amounted to $973,135 and $1,035,553, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  Revenue from non-refundable sponsored research and development payments is recognized as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable.  Sponsored research and development and licensing payments received that are refundable or for which service obligations remain are reflected as deferred revenue.

Research and Development

All research and development costs, both generated internally and externally from research and development contracts, are expensed as incurred.  Enchira allocates certain indirect costs to research and development expenses, which consist primarily of overhead related to the administration of research and development activities.

Net Loss Per Common Share

Net loss per common share has been computed by dividing the net loss, which has been increased for periodic accretion and dividends accumulated for the period on the Series B Convertible Preferred Stock by the weighted average number of shares of common stock outstanding during the periods. In all applicable years, common stock equivalents were anti-dilutive and, accordingly, were not included in the computation.

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

Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS No. 121 and a portion of APB Opinion No. 30.  This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121.  This standard, which becomes effective January 1, 2002, will have no impact on Enchira’s financial statements upon adoption.

3.  Furniture, Equipment and Leasehold Improvements

A summary of furniture, equipment and leasehold improvements is as follows:

	December 31,
	2000	2001
Office furniture and equipment	$344,537	$344,537
Laboratory equipment	3,929,569	3,735,318
Computer equipment	238,445	252,388
Leasehold improvements	1,734,011	1,734,011
Equipment under capital lease	83,410	83,410
Automobiles	23,670	23,670
	6,353,642	6,173,334
Less—Accumulated depreciation and amortization	(5,714,777)	(5,800,055)
	$638,865	$373,279

4.  Stockholders’ Equity

Series B Convertible Preferred Stock

Shares of Series B Preferred Stock are convertible into shares of common stock at an adjusted conversion price currently equal to $16.76 per share, subject to certain adjustments.  The Series B Preferred Stock may be redeemed by the Company under certain circumstances after February 26, 1999 and, is required to be redeemed, subject to certain limitations, on February 26, 2002 at a redemption price of $50.00 per share, plus accrued and unpaid dividends. The redemption price is payable in cash or common stock at the option of the Company.  It is the Company’s present intent to redeem the Series B Preferred Stock for common stock, subject to certain requirements.  Accordingly, the Series B Preferred Stock is included in stockholders’ equity.  Under the terms of the Series B Preferred Stock, we are required to provide a firm commitment underwriting of the shares of our common stock being issued in connection with the redemption, otherwise the holders of Series B Preferred Stock may elect to waive this requirement in the event we are unable to provide a firm commitment underwriting in a timely manner.  During the year ended December 31, 2001, 293,000 shares of Series B Preferred Stock were converted to 874,089 shares of common stock. As of December 31, 2001, 607,400 aggregate shares of Series B Preferred Stock have been converted to 1,382,344 shares of common stock.   See Note 10.  Subsequent Events. for a discussion of the Series B Preferred Stock that has been redeemed or is redeemable by the Company.

Dividends on the Series B Preferred Stock are cumulative from February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock or upon redemption thereof.  As of December 31, 2001, Enchira has paid common stock dividends of 1,399,369 shares of common stock and cash dividends of $2,626,244 on Series B Preferred Stock.  See Note 10.  Subsequent Events.

Common Stock

On October 19, 2001 we purchased, at a significant discount from the publicly traded market price, 1,080,000 shares of its issued and outstanding common stock from several stockholders whose shares were under common management.  In connection with this repurchase, we acquired and cancelled for no additional consideration warrants to purchase an aggregate of 376,500 shares of our common stock that were held by the sellers.  The repurchased common stock was recorded at its aggregate cost of $21,600 as treasury stock in our stockholders’ equity.  As a result of this transaction, the number of outstanding shares of common stock is approximately 10.5 million.

The Company completed a private placement of its common stock during September 2000.  The Company offered and sold 2,000,000 shares of its common stock at $6.4325 per share.  Net proceeds from the offering were approximately $12.5 million.  In connection with the closing, warrants to purchase 600,000 shares of the Company’s common stock were issued at an exercise price of $7.44.  In addition, warrants to purchase 31,375 shares of the Company’s common stock at an exercise price of $7.44 per share were issued to The Trout Group, LLC, one of the Company’s placement agents, in partial payment of their placement fees.  The warrants expire in September 2002 and have been recorded at an aggregate estimated fair value of $2,522,094, which was computed using the Black-Scholes option pricing model and the following assumptions:  risk free rate of 6.19 percent; expected dividend yield of zero; expected life of two years; and a weighted-average expected volatility of 125 percent.

During March 1998, Enchira issued a warrant in connection with a license agreement (see Note 7).  The warrant entitles the purchaser to purchase 28,571 shares of common stock at an exercise price of $21.77 per share over a four-year term.

Enchira maintains a Stockholder Rights Plan (the “Rights Plan”), as amended, in which Preferred Stock Purchase Rights (the “Rights”) were distributed for each share of common stock held as of the close of business on March 27, 1995 and are distributed to each share of common stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the date Rights are redeemed or (iii) March 8, 2005.  The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of Enchira without offering a fair price to all of Enchira’s stockholders.  The Rights will expire on March 8, 2005.

Each Right entitles stockholders to buy one-hundredth of a share of a new series of Junior Preferred Stock of Enchira at an exercise price of $50.00 per one-hundredth of a share.  The Rights are exercisable only if a person acquires beneficial ownership of 20% or more of Enchira’s outstanding common stock.  The Rights Plan grandfathers any holder of Series B Preferred Stock, who would otherwise have triggered the exercisability of the Rights solely as a result of the redemption or conversion of Series B Preferred Stock, from triggering the exercisability of the Rights and also excludes persons who are registered investment companies or advisers from triggering the exercisability of the Rights.

In 2000 and 2001, the Company issued to consultants 12,820 and 9,638 shares of common stock, respectively, valued and recorded as expense at $5.56 and $12.32 per share in 2000 and $5.19 per share in 2001.

5.  Stock Options

In January 1997, Enchira’s Board of Directors adopted the 1997 Stock Option Plan (the “1997 Plan”).  Under the 1997 Plan, Enchira may issue options for and sell up to 14,285 shares of Common Stock to employees and consultants of Enchira.  The options granted under this plan may not have an exercise price per share less than the fair market value on the date of grant and are limited to a term not to exceed ten years.  In May 1999, the 1997 Plan was amended to increase the number of shares available for grant to 1,200,000.

Enchira maintains a Stock Compensation Plan (the “1992 Plan”), which is composed of non-qualified stock options, incentive stock options, year-end stock bonuses and restricted and non-restricted stock grants.  Under the 1992 Plan, 290,147 shares of common stock are reserved for issuance upon the exercise of stock options.

Under a 1994 Non-Employee Director Option Plan, composed of non-qualified stock options, 200,000 shares of common stock are reserved for issuance upon the exercise of stock options.

At December 31, 2001, options to purchase 852,041 shares of common stock were outstanding pursuant to the 1992 and 1997 Plans. Additionally, as of December 31, 2001 consultants and directors had outstanding options to purchase 228,702 shares of common stock that were not issued under the 1992 or 1997 Plans (15,598 options were not issued under any plan), including 213,104 shares underlying options granted under the 1994 Non-Employee Director Option Plan. Options generally vest over a three-year period and upon the earlier of the completion of the specified performance milestones, over a four-year period, or nine years and ten months from the date of grant.  The options expire ten years from the date of grant. The following table summarizes information regarding options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted AverageExercise Price
$0.44 - $10.00	1,006,969	8.0	$3.91	484,827	$3.23
$17.50 - $35.88	48,000	5.3	$23.90	37,114	$23.05
$43.75 - $84.00	25,774	3.5	$59.17	16,707	$61.71

A summary of the status of Enchira’s stock options at December 31, 1999, 2000 and 2001, and changes during the years then ended is presented in the table and narrative below:

	1992 and 1997 Plans		Options not issued under Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1998	166,581	$31.21	35,617	$26.11
Granted	453,200	2.11	—	—
Exercised	—	—	—	—
Forfeited	(51,384)	36.05	—	—
Balance at December 31, 1999	568,397	7.80	35,617	26.11
Granted	176,200	6.01	—	—
Exercised	(13,813)	4.67	—	—
Forfeited	(25,401)	9.22	—	—
Balance at December 31, 2000	705,383	7.20	35,617	26.11
Granted	223,800	5.33	—	—
Exercised	(1,975)	2.06	—	—
Forfeited	(75,167)	8.01	(20,019)	5.21
Balance at December 31, 2001	852,041	6.65	15,598	52.95

Exercisable at December 31, 2001	309,946	$8.07	15,598	$52.95

The weighted average fair value of the options issued under the 1992 and 1997 Plans for the years ended December 31, 1999, 2000 and 2001 was $1.92, $5.72 and $5.08, respectively.

During the years ended December 31, 1999, 2000 and 2001, Enchira granted 83,100, 88,000 and 30,500 options respectively, under the Non-Employee Director Option Plan.  These options are fully vested upon issuance. The weighted average exercise price per share on these grants was $2.29, $6.66 and $0.89, respectively.  As of December 31, 2001, Enchira had 198,820 options exercisable, under this plan with a weighted-average exercise price of $6.19.  The weighted average fair market value of the options issued under this plan during the years ended December 31, 1999, 2000 and 2001 was $1.89, $6.38 and $0.90, respectively.

Enchira accounts for its stock options under APB Opinion No. 25. Enchira records deferred compensation for the difference between the exercise price and the fair market value on the measurement date.  During 1999, 2000 and 2001, Enchira issued all options at fair market value and therefore, no compensation cost was recognized.  Had compensation cost for these options been determined consistent with SFAS. 123, Enchira’s net loss and loss per share would have been increased to the following pro forma amounts:

		1999	2000	2001
Net Loss:	As Reported	$(5,264,462)	$(6,023,540)	$(7,387,466)
	Pro Forma	(8,562,311)	(9,106,624)	(9,785,771)

Net Loss Per Common Share:	As Reported	$(1.78)	$(1.10)	$(0.94)
	Pro Forma	(1.85)	(1.20)	(1.02)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively:  risk-free interest rates of 6.4, 6.1 and 5.1 percent; expected dividend yields of zero; expected lives of nine years and ten months; and expected volatility of 100.8, 112.7 and 119.6 percent.

6.  Federal Income Taxes

Enchira has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2001, Enchira had accumulated net operating losses (“NOL”) and research and development tax credit carryforwards for income tax purposes of approximately $76.2 million and $1.9 million, respectively.  These carryforwards begin to expire in 2005.  The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit Enchira’s ability to utilize these carryforwards.  In April 1991, October 1994 and July 2000, Enchira underwent a “more than 50 percent change in ownership” as defined by Internal Revenue Code Section 382.  Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, Enchira may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

Significant components of Enchira’s net deferred tax asset at December 31, 2000 and 2001 are as follows:

	2000	2001
Deferred tax assets and liabilities relating to:
Federal NOL carryforwards	$23,512,630	$26,667,137
Research and development credit carryforwards	1,815,159	1,954,129
Capital and Texas business loss carryforwards	1,107,717	1,107,717
Book/tax differences on depreciable, amortizable and other assets and accrued liabilities	(3,296)	133,915
Deferred revenue and unrealized gains	248,200	63,000

Deferred tax valuation allowance	(26,680,410)	(29,925,898)
Net deferred tax asset	$—	$—

Enchira accounts for its taxes using SFAS 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Since Enchira has incurred losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.  Enchira’s effective income tax rate differs from the statutory federal income tax rate because of the increase in the deferred tax valuation allowance.

7.  License and Research Agreements

To finance its research and development budgets, Enchira intends to seek additional collaborative research and development agreements with corporate partners.

In October 2000, the Company established a joint collaboration with The University of Texas M. D. Anderson Cancer Center to apply its directed evolution technologies to the development of more effective cancer therapies targeted toward epidermal growth factor receptors.  In this collaboration, Enchira will provide directed evolution and robotic screening research and has retained certain rights to developments that come out of the relationship.  The agreement may be terminated by either party with 30 days advanced written notice.  As of December 31, 2001, $187,500 has been expensed under this collaboration and Enchira has committed to an additional $112,500 to be paid in 2002 under the collaboration agreement.

In August 2000, the Company entered into a collaboration agreement with Genencor International, Inc. (“Genencor”) for research and development work on improved industrial proteins.  Under the agreement, Genencor was to provide $1 million of funding over two years.  As a result of the ruling in the arbitration with Maxygen, this agreement was terminated on December 31, 2001.  Monies received to date on the research and development collaboration agreement are nonrefundable and have been included in revenue.

In May 2000, the Company entered into a licensing agreement with Genencor involving Enchira’s proprietary gene shuffling technology for directed evolution.  Under the agreement, Genencor was to use the Company’s proprietary RACHITT™ technology to develop gene-based products for the cleaning, textiles, grain processing, animal feed and food ingredients industries. Genencor paid an initial licensing fee and an additional fee for an option to expand the licensing field in June 2000.  As a result of the arbitration with Maxygen, Genencor’s rights to the RACHITT™ technology were materially and adversely affected and the payments of $550,000 received from Genencor under the licensing agreement were refunded in November 2001 upon termination of the licensing agreement.

In March 1998, Enchira entered into a site license agreement with Petro Star Inc. (“Petro Star”) regarding the design and installation of a BDS unit at Petro Star’s Valdez, Alaska refinery.  The agreement involves several stages of work, the first of which, involving the completion of scoping economics, is completed.  In addition, the agreement provides Enchira with certain rights to conduct development work and demonstrations of its BDS technology at Petro Star’s refinery.  The agreement calls for the payment of staged license fees and royalties to

Enchira, including a $200,000 initial site license fee upon execution of the agreement.  As is customary in such arrangements in the petroleum refining industry, the agreement provides certain approval and termination rights to Petro Star at the completion of each stage prior to commercialization.  In connection with the execution of the agreement, Enchira issued a four-year warrant entitling Petro Star to purchase 28,571 shares of Enchira common stock at an exercise price of $21.77 per share.  The warrant was recorded as research and development expense at an estimated fair value of $404,500, which was computed using the Black-Scholes option-pricing model. The successful implementation of a commercial BDS unit will be dependent upon Enchira’s ability to achieve additional improvements in the productivity of the biocatalyst (e.g., reaction rates, specificity and stability) and process technology (e.g., bioreactor and separations technology).  In September 2000, Enchira notified Petro Star that it will not continue to pursue development of BDS technology at the Petro Star refinery.

In August 1997, Enchira was awarded funding by the U.S. Department of Energy (“DOE”) for a $2.9 million program, as amended and extended to May 2001, dedicated to the development of a BDS application for gasoline.  Through December 31, 2001, Enchira had recognized $2.9 million in sponsored research revenue from the grant.

8.  Commitments and Contingencies

Enchira maintains a Simplified Employee Pension Plan (the “Plan”) for all employees.  Under the terms of the Plan, employees are eligible to participate after completion of six months of service.  Enchira contributes an amount equal to 8 percent of employees’ annual compensation to the Plan.  Employees are vested immediately and there is presently no employee contribution.  Total expenses under the Plan were approximately $195,000, $159,000 and $165,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Enchira has recorded a capital lease in the accompanying balance sheet for laboratory equipment financed pursuant to a promissory note as of January 1, 2000.  The note has an outstanding balance of $56,814 at December 31, 2001, matures in January 2004 and is subject to interest at 10.38 percent.

The Company has a non-cancelable operating lease for its corporate office space, which expires in October 2003.  Future minimum payments under the non-cancelable operating lease consist of the following at December 31, 2001:

Fiscal Year
2002	$436,998
2003	364,165

Total minimum lease payments	$801,163

Enchira incurred rent expense of $382,829, $308,056 and $344,451 during 1999, 2000 and 2001, respectively.  Rent expense in 2000 and 2001 is net of sublease income of approximately $84,000 and $96,000, respectively.

9.  Quarterly Information (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
Year ended December 31, 2001
Revenues	$256,636	$273,965	$125,000	$83,333	$738,934
Costs and expenses	2,026,041	1,873,805	2,577,951	1,779,094	8,256,891

Net loss	$(1,719,871)	$(1,473,439)	$(2,466,133)	$(1,728,023)	$(7,387,466)

Loss per common share — basic and diluted	$(0.25)	$(0.21)	$(0.31)	$(0.19)	$(0.94)

Year ended December 31, 2000
Revenues	$287,697	$70,468	$135,157	$347,230	$840,552
Costs and expenses	1,478,051	1,522,741	1,780,661	2,347,740	7,129,193

Net loss	$(1,119,378)	$(1,397,810)	$(1,577,064)	$(1,929,288)	$(6,023,540)

Loss per common share — basic and diluted	$(0.27)	$(0.28)	$(0.28)	$(0.27)	$(1.10)

10.   Subsequent Events

Under the terms of the Company’s Series B Preferred Stock, the Company is required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on or after February 26, 2002.  Additionally, at the time of redemption, the Company is also required to pay any accrued but unpaid dividends on the shares of Series B Preferred Stock being redeemed.   The Company has elected to redeem all shares of Series B Preferred Stock with shares of its common stock.  Under the terms of the Series B Preferred Stock, the Company is required to provide a firm commitment underwriting of the shares of its common stock being issued in connection with the redemption or the holder of Series B Preferred Stock may elect to waive this requirement in the event the Company is unable to timely provide a firm commitment underwriting.  As a result, the Company will complete the redemption of 41,100 shares of Series B Preferred Stock from one holder who waived this requirement, which will result in the issuance of 3,425,000 shares of the Company’s common stock for the redemption and an additional 1,024,075 shares of the Company’s common stock in payment of accrued dividends on the shares.  The Company has an additional 51,600 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on March 8, 2002, the Company would be required to issue 549,778 shares of its common stock for the redemption and an additional 2,660,068 shares of its common stock in payment of accrued but unpaid dividends.