Form 10-K/A
period 2001-12-31
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-04-30
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 0-21130

ENCHIRA BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3078857
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4200 Research Forest Drive	77381
The Woodlands, Texas	(Zip code)
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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company’s directors, and certain additional information with respect to each of them, are as follows:

Name	Age	Position with the Company	Year First Became a Director
William E. Nasser	62	Chairman of the Board	1992
Peter P. Policastro, Ph.D.	48	President and Chief Executive Officer and Director	1999
Daniel J. Monticello, Ph.D.	46	Vice President, Research and Development and Director	1994
Thomas E. Messmore, CFA	56	Director	1992
William D. Young	57	Director	1994

William E. Nasser.  Mr. Nasser has served as Chairman of the Board since April 1998 and has been a Director since January 1992.  Mr. Nasser served as President and Chief Executive Officer from April 1998 to June 1999.  Mr. Nasser formerly served as Chairman of the Board, President and Chief Executive Officer of Petrolite Corporation from 1992 to 1995 and as President of Petrolite from 1988 to 1992.  He retired in November 1995 after over 30 years of service.  Mr. Nasser currently is a director of Laclede Gas Company.  He holds a B.S. degree in Chemical Engineering from the University of Notre Dame and an M.S. degree from the University of Oklahoma.

Peter P. Policastro, Ph.D.  Dr. Policastro has served as the Company’s President and Chief Executive Officer since July 1999 after serving as the Company’s Executive Vice President and Chief Operating Officer since January 1999.   He served as Senior Vice President Research and Development in the Melamine Resins and Derivatives Unit, a division of Borden Chemical, Inc. from 1998 to 1999.  From 1995 to 1998, Dr. Policastro was Senior Vice President of Plastics Manufacturing Company, a division of Sun Coast Industries, Inc.  From 1992 to 1995, Dr. Policastro was Chief Executive Officer and a founder of Med-Genesis, Inc., a surgical products company.  From 1989 to 1992, Dr. Policastro was President of OctaNova Laboratories.  Dr. Policastro received his A.B. degree in Chemistry from Duke University in 1976 and his Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology in 1983.

Daniel J. Monticello, Ph.D.  Dr. Monticello was the Company’s first employee.  He joined the Company in July 1990 as Vice President, Research and Development and became a Director in 1994.  From 1983 to 1990, Dr. Monticello was employed by Miles Laboratories where he served in various capacities in the Biotechnology Products Division, including Manager of Biochemistry Research.  Dr. Monticello earned his B.S. degree from the University of Michigan and his M.S. and Ph.D. in Microbiology from Michigan State University.

Thomas E. Messmore, CFA.  Mr. Messmore has been a Director since 1992.  Mr. Messmore has been Managing Director of Zurich Centre Resources, Ltd., a subsidiary of Zurich Insurance Group, since 1997 and currently serves as a member of the Executive Staff with their parent company Zurich Insurance in Zurich, Switzerland.  Previously, Mr. Messmore served as President and Chief Executive Officer of UBS Asset Management (New York), Inc. from 1995 until October 1996.  Mr. Messmore served as Senior Vice President of The Travelers Insurance Company from 1984 until his resignation in January 1994.  Prior thereto, he served as Senior Vice President and Chief Financial Officer of the Keystone Massachusetts Group, an affiliate of The Travelers Insurance Company.  Mr. Messmore received a B.S. degree in Engineering from West Virginia University and an M.B.A. from Harvard Business School.

William D. Young.  Mr. Young has been a Director since 1994.  Mr. Young has been Chief Executive Officer and Chairman of the Board of ViroLogic, Inc. since October 1999.  Mr. Young was Chief Operating Officer of Genentech, Inc. from March 1997 to October 1999, with responsibility for overseeing Genentech, Inc.’s operations, business development and sales and marketing.  Prior to joining Genentech, Inc. in 1980, Mr. Young spent 14 years with Eli Lilly and Company.  He received his B.S. degree in Chemical Engineering from Purdue University and an M.B.A. from Indiana University.  Mr. Young is also on the Board of Directors of IDEC Pharmaceuticals, Inc. and is a member of the National Academy of Engineering.

Executive Officers

Set forth below is certain information concerning the executive officers of the Company, including the business experience of each, during the past five years.

Name	Age	Position with the Company
William E. Nasser	62	Chairman of the Board
Peter P. Policastro, Ph.D.	48	President and Chief Executive Officer
Daniel J. Monticello, Ph.D.	46	Vice President, Research and Development
Paul G. Brown, III	41	Vice President, Finance and Administration and Chief Financial Officer
David B. Carpi	40	Vice President, Business Development

Information regarding the business experience of Messrs. Nasser and Policastro and Dr. Monticello is set forth above under “Item 10.  Directors and Executive Officers of the Registrant – Directors.”

Paul G. Brown, III.  Mr. Brown has served as Vice President, Finance and Administration of the Company since September 1993 and Chief Financial Officer since September 1997.  From February 1992 to September 1993, he served as Corporate Controller of the Company.  Mr. Brown spent 10 years with Arthur Andersen & Co. from 1982 to 1992, serving most recently as a Tax Manager.  Mr. Brown earned his B.S. degree in Accounting from the University of New Orleans.

David B. Carpi.  Mr. Carpi joined the Company in September 2000 as Vice President, Business Development.  He has over thirteen years of business development, marketing, and sales experience in the pharmaceutical and biotechnology industries.  From April 1993 to September 2000, he served as Director of Business Development of the Liposome Company.  In 1989, he founded Oragen Inc., a joint venture to develop oral formulations of peptide-based pharmaceuticals.  Prior to that, Mr. Carpi worked in sales and marketing capacities for Johnson & Johnson and Merck and Co.  Mr. Carpi holds a Master of Science from the Sloan School of Management, Massachusetts Institute of Technology (MIT) and a Bachelor of Science in Molecular Biology from Carnegie-Mellon University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the “SEC”) and The Nasdaq Stock Market.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish to Company with copies of all such forms that they file.

To the Company’s knowledge, based solely on the Company’s review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with.

Item 11.  Executive Compensation

Directors Compensation

Members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings.  Non-employee directors receive an option to purchase (i) 300 shares of Common Stock for Board meetings attended in person, (ii) 100 shares of Common Stock for Board meetings attended telephonically and (iii) 100 shares for Committee meetings attended either in person or telephonically.  Such options are to be received in lieu of cash fees to the non-employee directors.  Mr. Nasser received $1,000 for each of two board meetings and $500 for one committee meeting attended.  Mr. Young received $1,000 for each of two board meetings attended. Directors who are employees of the Company do not receive any additional compensation for their services as a director.

In addition to the options referred to above, under the Director Plan, each nonemployee director receives an automatic annual grant of non-qualified options to purchase 6,000 shares of Common Stock at an exercise price per share equal to the fair market value per share of Common Stock on the date the option is granted.

Compensation of Executive Officers

Summary Compensation Table

The following table summarizes certain information regarding aggregate cash compensation, stock option and restricted stock awards and other compensation earned by the Company’s President and Chief Executive Officer and each of the Company’s other executive officers as of December 31, 2001 who earned in excess of $100,000 during 2001.

						Long-Term Compensation
Name and Principal Position	Year					Restricted Stock Awards	Securities Underlying Options (#)	All Other Compensation(1)

		Annual Compensation
		Salary		Bonus
Peter P. Policastro, Ph.D. President and Chief Executive Officer	2001 2000 1999	$ $ $	250,000 207,500 192,500		$40,000 — —	— — —	50,000 40,000 140,800	$ $ $	13,600 13,600 81,624	(2)

Daniel J. Monticello, Ph.D. Vice President, Research and Development	2001 2000 1999	$ $ $	185,000 174,070 171,113		$15,000 — —	— — —	20,000 5,000 86,700	$ $ $	13,600 281,354 12,800	(3)

Paul G. Brown, III Vice President, Finance and Administration and Chief Financial Officer	2001 2000 1999	$ $ $	170,000 148,753 135,169	$ $ $	15,000 27,501 25,000	— — —	20,000 25,000 61,300	$ $ $	13,600 11,900 10,814

David B. Carpi Vice President, Business Development	2001 2000 1999	$ $	170,000 52,853 —	— — —		— — —	5,000 100,000 —	$ $	57,420 20,967 —	(4) (5)

(1)                                  During each of the three years ended December 31, 2001, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individuals in the Summary Compensation Table.  Accordingly, no such amounts are included in the Summary Compensation Table.  All amounts listed above represent Company contributions to the Company’s Simplified Employee Pension Plan (“SEP”) unless otherwise indicated.

(2)                                  Includes $73,624 for relocation expenses.

(3)                                  Includes $267,754 in compensation from stock options exercised.

(4)                                  Includes $47,220 in temporary living and commuting expenses.

(5)                                  Temporary living and commuting expenses.

Stock Options

The following table sets forth information concerning the grant of stock options under the Company’s 1997 Stock Option Plan during 2001 to the executive officers named in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted(1)	Percentage of Total Options Granted to Employees in Fiscal 2001	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Peter P. Policastro, Ph.D.	50,000	23.4%	$5.47	10/01/10	$445,503	$6,320,690
Daniel J. Monticello, Ph.D.	20,000	9.3%	$5.47	10/01/10	$178,201	$2,528,276
Paul G. Brown, III	20,000	9.3%	$5.47	10/01/10	$178,201	$2,528,276
David B. Carpi	5,000	2.3%	$5.47	10/01/10	$44,550	$632,069

(1)                                  No stock appreciation rights (“SARs”) or other instruments were granted in tandem with the options reflected in this table.

(2)                                  The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant.  The disclosure assumes the options will be held for the full ten-year term prior to exercise.  Such options may be exercised prior to the end of such ten-year term.  The actual value, if any, an executive officer may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised.  There is no assurance that the stock price will appreciate at the rates shown in the table.  If the assumed annual rate of stock price appreciation of 5% or 10% per year should occur, the market value per share of Common Stock at the end of the ten-year option term would be $7.33 and $14.19, respectively, for the options granted at $5.47 to Drs. Policastro and Monticello and Messrs. Brown and Carpi.

Option Exercises and Holdings

The following table sets forth information concerning option exercises and the value of unexercised options held by the executive officers of the Company named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN 2001
AND OPTION VALUES AT DECEMBER 31, 2001

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2001 (#)		Value of Unexercised in-the- money Options Held at December 31, 2001(1) ($)
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter P. Policastro, Ph.D.	—	—	113,733	117,067	—	—
Daniel J. Monticello, Ph.D.	—	—	55,004	68,979	—	—
Paul G. Brown, III	—	—	53,070	69,658	—	—
David B. Carpi	—	—	—	105,000	—	—

(1)                                  Computed based on the difference between aggregate fair market value and aggregate exercise price.  The fair market value of the Company’s Common Stock on December 31, 2001, was $0.46 based on the average of the high and low prices on the Nasdaq National Market on December 31, 2001.

Simplified Employee Pension Plan

In April 1992, the Company adopted a Simplified Employee Pension Plan (the “SEP”) for all employees.  Under the terms of the SEP, employees are eligible to participate after completion of six months of service.  The Company has the discretion to determine how much, if anything, it will contribute to the employee’s accounts in the SEP each year.  Currently, the Company contributes an amount equal to eight percent of the employees’ monthly compensation to the SEP.  Employees are vested immediately and there is at present no employee contribution.  Total expenses under the SEP were approximately $195,000 for the year ended December 31, 2001.

Employment Agreements

In December 1998, Dr. Policastro entered into a three-year employment agreement with the Company as Executive Vice President and Chief Operating Officer (amended to President and Chief Executive Officer effective July 1, 1999).  This agreement is currently effective until December 31, 2002 and automatically renews for one year terms unless earlier terminated.  Dr. Policastro’s current annual base salary under this agreement was increased to $265,000 in January 2002.  Salary is to be reviewed no less than annually by the Board of Directors.  Pursuant to an amendment to this agreement dated March 22, 2002, if he is terminated without cause, as defined in the agreement, or is terminated within twelve months of a change in control, as defined in the agreement, the Company is obligated to pay him in cash a lump sum equal to one year of his salary at the time of termination plus the estimated amount of his bonus, or if not available, the last amount he was paid in bonus.  In addition, all of his options not yet exercisable will become exercisable, and he will have 90 days following such change in control to exercise such options.

In January 1996, the Company entered into an employment agreement with Dr. Monticello.  His current annual base salary under this agreement is $190,000 as of January 2002.  Dr. Monticello’s salary is to be reviewed no less than annually by the Board of Directors.  This agreement is currently effective until April 2005.  Pursuant to an amendment to this agreement dated April 2, 2002, if he is terminated without cause, as defined in the agreement, or is terminated within twelve months of a change in control, as defined in the agreement, the Company is obligated to pay him in cash a lump sum equal to one year of his salary at the time of termination plus the estimated amount of his bonus, or if not available, the last amount he was paid in bonus.  In addition, all of his options not yet exercisable will become exercisable, and he will have 90 days following such change in control to exercise such options.

In July 1995, Mr. Brown entered into a five-year employment agreement with the Company, and his agreement is currently in effect through July 2005.  His current annual salary under this agreement is $178,500 as of January 2002.  Mr. Brown’s salary is to be reviewed no less than annually by the Board of Directors.  Pursuant to an amendment to this agreement dated April 2, 2002, if he is terminated without cause, as defined in the agreement, or is terminated within twelve months of a change in control, as defined in the agreement, the Company is obligated to pay him in cash a lump sum equal to one year of his salary at the time of termination plus the estimated amount of his bonus, or if not available, the last amount he was paid in bonus.  In addition, all of his options not yet exercisable will become exercisable, and he will have 90 days following such change in control to exercise such options.

In September 2000, Mr. Carpi entered into an employment agreement with the Company, which has no term.  Mr. Carpi’s current annual salary under the agreement is $178,500 as of January 2002.  Salary is to be reviewed no less than annually by the Board of Directors.  Pursuant to an amendment to this agreement dated April 2, 2002, if he is terminated without cause, as defined in the agreement, or is terminated within twelve months of a change in control, as defined in the agreement, the Company is obligated to pay him in cash a lump sum equal to one year of his salary at the time of termination plus the estimated amount of his bonus, or if not available, the last amount he was paid in bonus.  In addition, all of his options not yet exercisable will become exercisable, and he will have 90 days following such change in control to exercise such options.

Performance Graph

The following performance graph compares the performance of the Company’s Common Stock to the Nasdaq Combined Composite Index and an index of Peer Group companies for the period beginning December 31, 1996 and ending December 31, 2001.  The “Peer Group” is composed of companies in the Nasdaq Pharmaceutical Group Index. The index of Peer Group companies is weighted according to the respective market capitalization of its component companies as of December 31, 2001.  The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at December 31, 1996, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE RETURN
AMONG ENCHIRA BIOTECHNOLOGY CORPORATION,

NASDAQ COMBINED COMPOSITE INDEX AND
PEER GROUP INDEX

	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01
Enchira Biotechnology Corporation	100	194	204	47	28	75
Nasdaq Combined Composite Index	100	122	170	315	191	151
Peer Group Index	100	105	151	329	376	315

The foregoing stock price performance comparisons shall not be deemed incorporated by reference into this Form 10-K or into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which incorporates such comparisons by reference, and shall not otherwise be deemed filed under such acts.

There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted in the graph above.  The Company will not make or endorse any predictions as to future stock performance.

Compensation and Option Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company currently consists of Messrs. Comeaux and Messmore.  No member of the Compensation Committee of the Board of Directors of the Company was, during 2001, an officer or employee of the Company, or was formerly an officer of the Company or had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K.

During fiscal 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

REPORT OF THE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee (the “Committee”) of the Board of Directors of the Company currently consists of Messrs. Comeaux and Messmore, none of whom is an officer or employee of the Company.  The Committee is responsible for evaluating the performance of management, determining the compensation for certain executive officers of the Company and administering the Company’s stock plans under which grants of stock options and restricted stock may be made to employees of the Company.  The Committee has furnished the following report on executive compensation for 2001:

Under the supervision of the Committee, the Company has developed a compensation policy which is designated to attract and retain key executives responsible for the success of the Company and motivate management to enhance long-term stockholder value.  The annual compensation package for executive officers primarily consists of (i) a cash salary which reflects the responsibilities relating to the position and individual performance, (ii) variable performance awards payable in cash or stock and tied to the achievement of certain personal or corporate goals or milestones and (iii) long-term stock based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders.

In determining the level and composition of compensation of each of the Company’s executive officers, the Committee takes into account various qualitative and quantitative indicators of corporate and individual performance.  Although no specific target has been established, the Committee generally seeks to set salaries at the median to high end of the range in comparison with peer group companies.  In setting such salaries, the Committee considers its peer group to be certain companies in the biotechnology industry with market capitalizations under one billion dollars.  Such competitive group does not necessarily include the companies comprising the Peer Group Index reflected in the performance graph in this Proxy Statement.  Because the Company is still in the development stage, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of the Company’s executive officers.  Consequently, in evaluating the performance of management the Committee takes into consideration such factors as the Company’s achieving specified milestones or goals under various research or development programs.  In addition, the Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects, demonstrated leadership ability, and contributions to the industry and community development.  For 2001, the Committee included in its evaluation the shift in focus of the Company’s business to the new field of cancer treatment and the initial advancements of the Company’s research and development with its new product, the Anti Cancer Ligand™, and its technology, the Drug Candidate Optimization Platform™.

Base compensation is established through negotiation between the Company and the executive officer at the time the executive is hired, and then subsequently adjusted when such officer’s base compensation is subject to review or reconsideration.  While the Company has entered into employment agreements with certain of its executive officers, such agreements provide that base salaries after the initial year will be determined by the Committee after review.  When establishing or reviewing base compensation levels for each executive officer, the Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to the Company, strategic goals for which the executive has responsibility, and compensation levels of companies at a comparable stage of development who compete with the Company for business, scientific, and executive talents.  As stated above, such comparable companies are generally those with market capitalizations under one billion dollars and are not necessarily among the companies comprising the Peer Group Index reflected in the performance graph in this Proxy Statement.  No predetermined weights are given to any one of such factors.  The base salaries for the executive officers for fiscal 2001 were at the median level in comparison to the Company’s peer group companies.

In addition to each executive officer’s base compensation, the Committee may award cash bonuses and/or grant awards under the Company’s stock compensation plans to chosen executive officers depending on the extent to which certain defined personal and corporate performance goals are achieved.  Such corporate performance goals are the same as discussed above.  Because the

Company’s technology is still in the early stages of development, the Company has granted minimal cash bonuses to its executive officers and has instead focused on equity incentives to its executive officers (as further discussed below) in order to match the goals of the executive officers with those of the Company’s stockholders.  The Company did grant certain cash bonuses to its executive officers in 2001 after considering the extraordinary circumstances of the Company’s situation.

All employees of the Company, including its executive officers, are eligible to receive long-term stock-based incentive awards under the Company’s stock compensation plans as a means of providing such individuals with a continuing proprietary interest in the Company.  Such grants further the mutuality of interest between the Company’s employees and its stockholders by providing significant incentives for such employees to achieve and maintain high levels of performance.  The Company’s stock compensation plans enhance the Company’s ability to attract and retain the services of qualified individuals.  Factors considered in determining whether such awards are granted to an executive officer of the Company include the executive’s position in the Company, his or her performance and responsibilities, the amount of stock options and restricted stock, if any, currently held by the officer, the vesting schedules of any such options or restricted stock and the executive officer’s other compensation.  While the Committee does not adhere to any firmly established formulas or schedules for the issuance of awards such as options or restricted stock, the Committee will generally tailor the terms of any such grant to achieve its goal as a long-term incentive award by providing for a vesting schedule encompassing several years or tying the vesting dates to particular corporate or personal milestones.  For example, Messrs. Brown and Carpi and Drs. Policastro and Monticello were granted options to acquire an aggregate of 95,000 shares of Common Stock in 2001 in recognition of their continuing contributions to the Company, with vesting over four years.  See “See Item 11. Executive Compensation—Compensation of Executive Officers-Option Grants in Last Fiscal Year.”

Compensation of Chief Executive Officer

Dr. Policastro’s current employment agreement with the Company specifies an initial annual base salary of $200,000.  This salary was adjusted in January 2002 to Dr. Policastro’s current annual base salary of $265,000.  In setting this current base salary for Dr. Policastro, the Committee evaluated the compensation package for chief executive officers of peer group companies with similar market capitalizations.  The Committee expects that when it reevaluates Dr. Policastro’s base salary level in the future, it will consider a variety of factors, including Dr. Policastro’s responsibilities, his general background and qualifications, his achievement of various corporate and personal milestones set by the Committee from time to time, and compensation levels for executives in Dr. Policastro’s position and with his background at peer group companies.  The Committee has not attached any particular relative weighting to the foregoing factors (or any other factors which the Committee may also consider in reaching compensation decisions for the Company’s executive officers).

Dr. Policastro will be eligible to receive such bonuses as may be determined by the Committee. The Committee will retain discretion to determine the amount of any incentive bonus awards to be paid to Dr. Policastro, and the Committee expects that it will evaluate a number of factors in reaching this decision, including the Company’s strategic goals for which Dr. Policastro has responsibility, his other responsibilities, his initiatives and contributions to the Company’s achievement of various corporate and strategic goals, and his own achievement of certain personal milestones as determined by the Committee from time to time.  A bonus of $40,000 was paid to Dr. Policastro in 2001 in recognition of his performance and achievements according to the above factors.

On January 1, 2001, Dr. Policastro was granted a stock option to purchase 50,000 shares of Common Stock at an exercise price of $5.47 per share, with vesting over four years.  The Committee expects that Dr. Policastro will continue to participate in the Company’s stock compensation plans on the same general terms as other participants in such plans with respect to future stock option grants that he may be granted from time to time, although the amount of shares underlying option grants to Dr. Policastro will be potentially larger than for other employees as a result of his position.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), added by the Revenue Reconciliation Act of 1993, places a $1 million cap per executive on the deductible compensation that can be paid to certain executives of publicly-traded corporations.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit.  Generally, stock options will qualify as performance based compensation.  The Committee has discussed and considered and will continue to evaluate the potential impact of Section 162(m) on the Company in making compensation determinations, but has not established a set policy with respect to future compensation determinations.

The foregoing report is given by the following members of the Compensation Committee:

Thomas E. Messmore, Chairman

R. James Comeaux

The report of the Compensation Committee shall not be deemed incorporated by reference into this Form 10-K or into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2001, certain information with respect to the shares of Common Stock and Series B Preferred Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock or the Series B Preferred Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company named in “Executive Compensation” and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)(2)		Percent of Class	Amount and Nature of Beneficial Ownership of Series B Preferred Stock(1)	Percent of Class
MillenCo, L.P. c/o Millenium Management, L.L.C. 666 Fifth Avenue New York, New York 10103	4,449,075	(3)	29.0%	—	—
Zesiger Capital Group LLC 320 Park Avenue, 30th Floor New York, New York 10022	1,286,378	(4)	8.4%	—	—
Kingdon Capital Management, LLC 152 West 57th Street New York, New York 10019	1,200,000	(5)	7.8%	—	—
Ethyl Corporation 300 South Fourth Street Richmond, Virginia 23217	1,064,742	(6)	7.0%	—	—
Keystone, Inc. 200 Crescent Court, Suite 500 Dallas, Texas 75201	—		—	40,000	75.2%
Peter P. Policastro, Ph.D.	155,150		1.0%	—	—
William E. Nasser	77,268		*	—	—
Daniel J. Monticello, Ph.D.	74,719		*	—	—
Paul G. Brown, III	81,677	(7)	*	—	—
David B. Carpi	22,935		*
R. James Comeaux	19,642		*	—	—
Thomas E. Messmore	17,955		*	—	—
William D. Young	21,369		*	—	—
All directors and executive officers as a group (8 persons)	470,715		3.0%	—	—

*                                         Represents less than 1% of the class.

(1)                                  Unless otherwise indicated, each of the stockholders designated above has sole voting and investment power with respect to the securities shown to be owned by such stockholder.

(2)                                  Includes the following amount of shares issuable upon exercise of options exercisable within 60 days of April 10, 2002 for the following individuals:

Director or Officer	Amount of shares underlying options
Peter P. Policastro, Ph.D.	130,150
William E. Nasser	77,268
Daniel J. Monticello, Ph.D.	63,338
Paul G. Brown, III	64,737
David B. Carpi	1,875
R. James Comeaux	19,642
Thomas E. Messmore	17,955
William D. Young	21,369
All directors and executive officers as a group	396,334

(3)                                  Based upon information provided in a Schedule 13G filed on March 11, 2002, MillenCo, L.P. has sole voting and dispositive power with respect to all of the shares listed above.  The Schedule 13G was also filed on behalf of Millenium Management, L.L.C., the general partner of MillenCo, L.P., and its managing member, Israel A. Englander, both of whom disclaim beneficial ownership of such shares.  MillenCo, L.P. is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended.

(4)                                  Based upon information provided in a Schedule 13G/A filed on February 12, 2001, Zesiger Capital Group LLC has sole voting power with respect to 885,210 shares and sole dispositive power with respect to all of the shares listed above.  Zesiger Capital Group LLC is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940 and disclaims beneficial ownership of all of the shares listed herein.

(5)                                  Based upon information provided in a Schedule 13G filed on February 23, 2000, Kingdon Capital Management LLC has sole voting and dispositive power with respect to all of the shares listed above.  Includes 200,000 shares issuable upon exercise of a warrant.

(6)                                  Based upon information provided in a Schedule 13D/A filed on December 11, 2001, Ethyl Corporation has sole voting and dispositive power with respect to all of the shares listed above.

(7)                                  Includes 3,000 shares held by a trust for the benefit of Mr. Brown’s family members and as to which Mr. Brown disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCHIRA BIOTECHNOLOGY CORPORATION

By:	/s/ Paul G. Brown, III
Paul G. Brown, III, Vice President, Finance and Administration and Chief Financial Officer

Dated:  April 30, 2002