Form 10-K/A
period 2001-12-31
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-05-09
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Title of Class

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,804,702 as of April 10, 2002, based on the closing sales price of the registrant’s common stock on the Nasdaq National Market on such date of $0.26 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates.  As of April 10, 2002, 15,310,771 shares of common stock were outstanding.

PART III

This Form 10-K/A amends certain information that appeared in “Part III, Item 10.  Directors and Executive Officers of the Registrant” in the Company’s Form 10-K/A, Amendment No. 1 (the “Form 10-K/A No. 1”) for the fiscal year ended December 31, 2001.

Item 10.  Directors and Executive Officers of the Registrant

The Form 10-K/A No. 1 inadvertently listed William E. Nasser, the Company’s Chairman of the Board, as an executive officer in the table under “Item 10. Directors and Executive Officers of the Registrant — Executive Officers.”  Mr. Nasser is not currently an executive officer of the Company and the reference to Mr. Nasser in such table is hereby deleted.

In addition, the following biography of R. James Comeaux was inadvertently omitted from the biographies of the members of the Company’s Board of Directors.  Mr. Comeaux recently resigned from the Board of Directors, as stated in a press release filed in the Company’s Current Report on Form 8-K dated May 8, 2002, but was a member of the Board of Directors at the time that the Form 10-K/A was filed.

R. James Comeaux.  Mr. Comeaux is 64 years old and serves as a Director of the Company.  He has been a Director since April 1997.  Mr. Comeaux has been President of Petrochemical Management Incorporated since 1993.  From 1989 to 1993, Mr. Comeaux served as President and Chief Executive Officer of Arcadian Corporation.  He served as Senior Vice President of Fina, Inc. from 1984 to 1989.  Prior to joining Fina, Mr. Comeaux spent 17 years at Gulf Oil Corporation.  Mr. Comeaux is a director of Ivex Packaging Corporation.  Mr. Comeaux received a B.S. degree in Chemical Engineering from Lamar University.

Item 11.  Executive Compensation

The Form 10-K/A No. 1 also described the compensation payable to directors in the first paragraph under “Directors Compensation.”  The stock option program described in such paragraph became effective following approval by the Company’s stockholders at the annual meeting in June 2001.  As a result of its adoption, directors are now paid for their services as directors solely in shares of the Company Common Stock.  The cash payments to Mr. Nasser and Mr. Young recited in such paragraph were pursuant to the previous policy for compensating directors, for attendance in person at meetings of the Board.  In addition, no additional compensation was paid to Mr. Nasser for his services as Chairman of the Board other than that which was payable to all other non-employee directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCHIRA BIOTECHNOLOGY CORPORATION

By:	/s/ Paul G. Brown, III
Paul G. Brown, III, President

Dated:  May 8, 2002