Form 10-Q
period 2000-03-21
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-05-15
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-21130

Enchira Biotechnology Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3078857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Research Forest Drive
The Woodlands, Texas	77381
(address of principal executive offices)	(zip code)

281-419-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

As of May 1, 2002, there were outstanding 15,310,771 shares of Common Stock, par value $.01 per share, of the registrant.

ENCHIRA BIOTECHNOLOGY CORPORATION

Form 10-Q for the Quarter Ended March 31, 2002

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “expect”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  These risks and uncertainties include technological uncertainty and risks associated with the commercialization of the Company’s technology, the Company’s limited cash position and need for additional funds, the Company’s history of operating losses and uncertainty of future profitability, manufacturing risks and uncertainties, uncertainty of market acceptance of the Company’s technology, uncertainties as to the protection offered by the Company’s patents and proprietary technology, the Company’s dependence on collaborations, limited marketing experience and dependence on key personnel, government regulations, competition and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions (“Cautionary Statements”), see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this report and “Item 1.  Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”).

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the 2001 Form 10-K.

The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

ENCHIRA BIOTECHNOLOGY CORPORATION

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,211,733	$3,031,806
Short-term investments	—	775,941
Prepaid expenses and other current assets	156,763	221,833
Total current assets	2,368,496	4,029,580

Furniture, equipment and leasehold improvements, net	334,783	373,279
Intangible and other assets, net	825,683	814,716
Total assets	$3,528,962	$5,217,575

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$359,142	$589,372
Capital lease, short-term	14,000	13,644
Deferred revenue	—	180,000
Total current liabilities	373,142	783,016

Capital lease, long-term	39,219	43,170

Stockholders’ equity:
Series B Convertible Preferred Stock, $0.01 par value (liquidation value $3,774,036; 760,000 shares authorized, 51,200 and 94,700 shares, respectively, issued and outstanding)	3,774,036	6,398,799
Common Stock, $0.01 par value (30,000,000 shares authorized, 14,230,771 and 9,763,320 shares, respectively, issued and outstanding)	153,108	108,433
Treasury stock, 1,080,000 shares, at cost	(21,600)	(21,600)
Additional paid-in capital	91,858,713	89,191,974
Accumulated deficit	(92,647,656)	(91,286,217)
Total stockholders’ equity	3,116,601	4,391,389
Total liabilities and stockholders’ equity	$3,528,962	$5,217,575

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Sponsored research revenues	$180,000	$256,636

Costs and expenses:
Research and development	934,398	1,058,238
General and administrative	532,411	967,803

Total costs and expenses	1,466,809	2,026,041

Interest and investment income	12,020	49,534
Net loss	$(1,274,789)	$(1,719,871)

Net loss per common share — basic and diluted	$(0.12)	$(0.25)

Shares used in computing net loss per common share — basic and diluted	12,531,228	9,078,426

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,274,789)	$(1,719,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,979	80,676
Issuance of common stock for services	—	50,000
Changes in assets and liabilities:
Decrease in prepaid expenses and other current assets	65,070	415,179
Decrease in accounts payable and accrued liabilities	(230,230)	(93,833)
(Decrease) increase in deferred revenue	(180,000)	83,333
Net cash used in operating activities	(1,569,970)	(1,184,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,484)	(18,050)
Patent expenditures	(19,966)	(24,162)
Net sale of investments held to maturity	775,941	3,242,341
Net cash provided by investing activities	753,491	3,200,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations	(3,594)	(3,241)
Payments on note payable	—	(113,718)
Issuance of common stock	—	4,073
Net cash provided by (used in) financing activities	(3,594)	(112,886)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(820,073)	1,902,727
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,031,806	7,524,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,211,733	$9,426,918

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

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

On May 7, 2002, the Company announced that it had engaged Howard Frazier Barker Elliot, an investment banking and advisory firm located in Houston, Texas, to assist in redeployment of its assets and that it had significantly reduced its capital expenditures by paring headcount to the minimum necessary to undertake a redeployment of the Company’s assets.  The Company is currently seeking to sell the entire Company or its assets, which consist primarily of opportunities to license or sell its patent portfolio to third parties for the further development and commercialization of its therapeutic proteins and biodesulfurization ("BDS") technologies.  As a result, the Company released all but five of its employees and reached settlements with Peter Policastro, its former President and Chief Executive Officer, and David Carpi, its former Vice President, Business Development, for termination of their employment agreements.  Paul G. Brown, III, who had served as the Company’s Vice President, Finance and Administration and Chief Financial Officer, was named President following such reduction.  The Company paid as severance to all of the terminated employees and officers an aggregate of $519,697, including lump sum payments of $160,915 and $107,665 to Dr. Policastro and Mr. Carpi, respectively.  These amounts were in settlement of all amounts owing to such individuals under their existing employment agreements and represented approximately half of the total amount owed them.  In addition, the Company paid an aggregate of $155,000 in retention payments to the remaining employees.  As a result of such events, the Company’s cash was reduced to approximately $667,000 as of May 10, 2002.

There is substantial doubt about Enchira's ability to continue as a going concern.  The financial statements do not include any adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On February 14, 2002, the Company received a letter from The Nasdaq Stock Market, Inc. (“Nasdaq”) which informed the Company that it no longer meets certain of Nasdaq’s maintenance requirements for inclusion on The Nasdaq National Market (the “National Market”), including the minimum value of publicly held shares and the minimum bid price requirements.  Nasdaq provided the Company 90 days to come into compliance with National Market maintenance requirements.  The Company has requested a transfer to the Nasdaq SmallCap Market (the “SmallCap Market”), and in the event Nasdaq refuses such request to transfer, the Company may then elect to request a hearing regarding its delisting from the National

Market.  Nasdaq has informed the Company that it will not be permitted to be listed on the SmallCap Market until it comes into compliance with the minimum value of publicly held shares requirement of the SmallCap Market.  In addition, Nasdaq has preliminarily informed the Company that it will be delisted from the National Market and the Company is prepared to appeal this decision.  A hearing is expected to be held within 45 days of the Company’s request for such hearing.  There can be no assurance that the Company will continue to be traded on either the National Market or the SmallCap Market.

In the event that the Company’s common stock is delisted from Nasdaq altogether, trading in its common stock would thereafter be conducted in the over-the-counter markets in the so-called “pink sheets” or the NASD’s “Electronic Bulletin Board.”  Consequently, the liquidity of the Company’s common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts’ and the news media’s coverage of the Company, and lower prices for the Company’s common stock than it might otherwise attain.  In the event the Company’s common stock is delisted from Nasdaq altogether, it also may be required to redeem the remaining outstanding shares of Series B Preferred Stock in cash, at which time the Company's preferred stock would be reclassified as a liability of the Company.  The Company does not have sufficient cash for such redemption and may have to cease operations and/or seek legal protection from its creditors if the Company is unable to secure additional financing on a timely basis.

See Note 2. Series B Convertible Preferred Stock for a discussion of the effects on the Company’s business of its outstanding Series B Preferred Stock.

Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of Enchira’s BDS technology in 1998 and there is no assurance of future revenues.  During the first quarter of 2002, Enchira used $1,569,970 in cash for operating activities.  As of March 31, 2002, Enchira had $2,211,733 in cash, cash equivalents and short-term investments and $412,361 in liabilities.  The Company has incurred cumulative net losses since inception and is seeking a transaction to redeploy assets, failing which the Company is likely to cease operations in the second quarter of this year.  Enchira has an accumulated deficit since inception of approximately $92.6 million and expects that its existing financial resources will fund operations only through mid-2002.

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

The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These financial statements should be read in conjunction with the 2001 Form 10-K.  If Enchira is not successful in developing an opportunity to sell the Company or license its patent portfolio, the Company will report its financial statements on the liquidation basis in future periods.

Note 2.  Series B Convertible Preferred Stock

Under the terms of the Company’s Series B Preferred Stock, the Company is required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on or after February 26, 2002.  Additionally, at the time of redemption, the Company is also required to pay any accrued but unpaid dividends on the shares of Series B Preferred Stock being redeemed.   The Company has elected to redeem all shares of Series B Preferred Stock with shares of its common stock.  Under the terms of the Series B Preferred Stock, the Company is required to provide a firm commitment underwriting of the shares of its common stock being issued in connection with the redemption or the holder of Series B Preferred Stock may elect to waive this requirement in the event the Company is unable to timely provide a firm commitment underwriting.  As a result, the Company has completed the redemption of 41,100 shares of Series B Preferred Stock from one holder who waived this requirement, which resulted in the issuance of 3,425,000 shares of the Company’s common stock for the redemption and an additional 1,024,075 shares of the Company’s common stock in payment of accrued dividends on the shares.  The Company has an additional 51,200 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on April 30, 2002, the Company would be required to issue 1,174,958 shares of its common stock for the redemption and an additional 9,452,019 shares of its common stock in payment of accrued but unpaid dividends.  The number of shares of common stock issuable upon such redemption is based on the 10-day average of the closing prices of the Company’s common stock at the time of redemption.  As stated earlier, Enchira may be required to redeem its 51,200 shares of Series B Preferred Stock, which remain outstanding at May 1, 2002, for approximately $2.6 million in cash should Enchira become delisted from Nasdaq.  The Company does not have sufficient cash to pay such amounts, absent a financing, and may have to cease operations and/or seek legal protection from its creditors.

Dividends on the Series B Preferred Stock are cumulative from February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock or upon redemption thereof.  As of April 30, 2002, Enchira has paid common stock dividends of 2,423,444 shares of common stock and cash dividends of $2,626,244 on Series B Preferred Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

To date, Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues.  The Company has incurred cumulative net losses since inception and is seeking a transaction to redeploy assets, failing which the Company is likely to cease operations in the second quarter of this year.  Enchira has an accumulated deficit since inception of approximately $92.6 million and believes that it has existing financial resources to fund operations only through mid-2002.

On May 7, 2002, the Company announced substantial employee reductions and its engagement of an investment banker to assist in redeployment of its assets which are described in “— Subsequent Events” below.

There is substantial doubt about Enchira's ability to continue as a going concern.  The financial statements do not include any adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations

The Company had sponsored research revenues of $180,000 during the first three months of 2002 as compared to $256,636 during the first three months of 2001.  The decrease of  $76,636 in sponsored research revenues resulted primarily from a decrease in sponsored research revenues from a Department of Energy (“DOE”) grant completed in May 2001 and a research and development agreement with Genencor International, Inc. (“Genencor”) terminated in December 2001 as a result of the ruling in the arbitration with Maxygen.  This decrease is offset by $180,000 in nonrecurring revenue related to a prior contract for which revenue was deferred under SAB No. 101, "Revenue Recognition in Financial Statements."  The Company's redeployment of assets (Note 1) leads the Company to believe that it has met all obligations under this contract.

The Company had research and development expenses for the three months ended March 31, 2002 and 2001 of $934,398 and $1,058,238, respectively.  The decrease in research and development expenses of $123,840 for the three months ended March 31, 2002 as compared to the corresponding prior year period resulted primarily from a decrease in research and development personnel costs in the first quarter of 2002.  The Company expects its research and development expenses to decrease in 2002, as it has substantially reduced its research and development and personnel costs in the second quarter of 2002.

The Company had general and administrative expenses for the three months ended March 31, 2002 and 2001 of $532,411 and of $967,803, respectively. The decrease in general and administrative expenses of $435,392 for the three months ended March 31, 2002 as compared to the corresponding prior year period resulted primarily from a decrease in legal expenses related to the arbitration with Maxygen.  The Company expects its general and administrative expenses to decrease in 2002 as it has substantially reduced its research and development and personnel costs in the second quarter of 2002.

The Company had interest and investment income of $12,020 and $49,534 for the first three months of 2002 and 2001, respectively.  The decrease in investment income of $37,514 resulted primarily from a decrease in the available cash and cash equivalents.

Liquidity and Capital Resources

Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development.  To date, all of the Company’s revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements.

Enchira has incurred cumulative losses since inception and expects to incur continued losses for the remainder of the year.  As of March 31, 2002, the Company’s accumulated deficit was approximately $92.6 million.

As of April 30, 2002, 650,900 aggregate shares of Series B Preferred Stock have been converted or redeemed for 4,659,070 shares of common stock.  Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion or redemption of Series B Preferred Stock to common stock.  As of April 30, 2002, the Company has issued 2,423,444 shares of common stock in payment of accrued dividends.

Enchira may be required to redeem its 51,200 shares of Series B Preferred Stock, which remain outstanding at May 1, 2002, for approximately $2.6 million in cash should Enchira become delisted from NASDAQ.  The Company does not have sufficient cash to pay such amounts, absent a financing, and may have to cease operations and/or seek legal protection from its creditors.

For the three months ended March 31, 2002, the Company used $1,569,970 in operating activities, incurred $22,450 in capital and patent expenditures and used $3,594 in financing activities.  At March 31, 2002, the Company had cash, cash equivalents and short-term investments totaling $2,211,733, and working capital of $1,995,354.

The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues.  Without a successful redeployment transaction, the Company believes that its available cash, investments and interest income only will be adequate to fund its remaining activities through mid-2002.

Subsequent Events

On May 7, 2002, the Company announced that it had engaged Howard Frazier Barker Elliot, a Houston based investment advisory firm, to assist in redeployment of its assets and that it had significantly reduced its expenditures and pared headcount to the minimum necessary to undertake a redeployment of the Company’s assets.  As a result, the Company released all but five of its employees and reached settlements with Peter Policastro, its former President and Chief Executive Officer, and David Carpi, its former Vice President, Business Development, for termination of their employment agreements.  Paul G. Brown, III, who had served as the Company’s Vice President, Finance and Administration and Chief Financial Officer, was named President following such reduction.  The Company paid as severance to all of the terminated employees and officers an aggregate of $519,697, including lump sum payments of $160,915 and $107,665 to Dr. Policastro and Mr. Carpi, respectively.  These amounts were in settlement of all amounts owing to such individuals under their existing employment agreements and represented approximately half of the total amount owed to them.  In addition, the Company paid an aggregate of $155,000 in retention payments to the remaining employees.

Mr. Brown and Daniel Monticello, the Company’s Vice President, Research and Development, agreed to amend their employment agreements with the Company to waive any rights or claims that they might have had under their agreements up to the date of such settlement, and accept certain retention payments in replacement of severance obligations previously contained in their employment agreements.  In addition to initial retention payments of $75,000 and $80,000 to Mr. Brown and Dr. Monticello, respectively, (which amounts are included in the aggregate retention payments described above), the Company has also agreed to place into escrow an identical amount for the benefit of each, which amount shall be disbursed on certain events, or August 15, 2002, subject to continued employment.  Such amount will also be disbursed in the event that the Company is placed into bankruptcy or similar proceedings whether voluntarily or otherwise.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None

Part II.  Other Information

Item 1.  Legal Proceedings

On November 3, 2001, the arbitrator issued a final, binding ruling in the arbitration between Maxygen Inc. (“Maxygen”) and the Company.  The ruling states that the Company is enjoined until May 19, 2017 from using, licensing or selling the RACHITT™ technology.  This injunction does not prohibit Enchira from independently developing and commercializing other technologies that are not described and claimed in any RACHITT™ applications.  Additionally, the Company is enjoined for a period of three years from using, licensing or selling Maxygen High Throughput Screening (as defined in the arbitration award) technology, but this injunction does not prohibit the Company from independently developing and commercializing different High Throughput Screening technology.  The arbitrator’s ruling further declared Maxygen the exclusive owner of RACHITT™ between Maxygen and the Company.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	10.1	First Amendment to Employment Agreement between Peter P. Policastro, PhD. And the Company dated March 22, 2002.
	10.2	Third Amendment to Employment Agreement between Daniel J. Monticello, Ph.D. and the Company dated April 2, 2002.
	10.3	Second Amendment to Employment Agreement between Paul G. Brown, III and the Company dated April 2, 2002.
	10.4	First Amendment to Employment Agreement between David B. Carpi and the Company dated April 2, 2002.
	11.1	Statement regarding Computation of Per Share Earnings.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:	/s/ Paul G. Brown III
Paul G. Brown III
President and Chief Financial Officer

Date: May 15, 2002