Form 10-Q
period 2002-06-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-08-14
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

                As of August 1, 2002, there were outstanding 15,310,771 shares of Common Stock, par value $.01 per share, of the registrant.

ENCHIRA BIOTECHNOLOGY COPORATION

Form 10-Q for the Quarter Ended June 30, 2002

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “expect”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  These include risks and uncertainties associated with the substantial doubt for the Company’s ability to continue operations as a going concern, the Company’s ability to sell its assets for sufficient value to wind up its affairs and to satisfy its creditors (not including the liquidation preference payable to holders of Series B Preferred Stock upon a liquidation of the Company)  and other risks and uncertainties, including those related to the Company’s technology, described in the Company’s filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions (“Cautionary Statements”), see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this report and “Item 1.  Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”).

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

ENCHIRA BIOTECHNOLOGY CORPORATION

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,178	$3,031,806
Short-term investments	—	775,941
Prepaid expenses and other current assets	66,294	221,833
Total current assets	284,472	4,029,580

Furniture, equipment and leasehold improvements, net	254,029	373,279
Intangible and other assets, net	251,679	814,716
Total assets	$790,180	$5,217,575

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$129,912	$589,372
Capital lease, short-term	14,367	13,644
Deferred revenue	—	180,000
Total current liabilities	144,279	783,016

Capital lease, long-term	35,165	43,170

Stockholders’ equity:
Series B Convertible Preferred Stock, $0.01 par value
(liquidation value $3,831,636; 760,000 shares,
authorized, 51,200 and 94,700 shares
respectively, issued and outstanding)	3,831,636	6,398,799
Common Stock, $0.01 par value (30,000,000 shares
authorized, 14,230,771 and 9,763,320 shares,
respectively, issued and outstanding)	153,108	108,433
Treasury stock, 1,080,000 shares, at cost	(21,600)	(21,600)
Additional paid-in capital	91,858,713	89,191,974
Accumulated deficit	(95,211,121)	(91,286,217)
Total stockholders’ equity	610,736	4,391,389
Total liabilities and stockholders’ equity	$790,180	$5,217,575

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Sponsored research and licensing revenues	$—	$273,965	$180,000	$530,601

Costs and expenses:
Research and development	1,701,169	856,998	2,635,567	1,915,236
General and administrative	840,475	1,016,807	1,372,886	1,984,610

Total costs and expenses	2,541,644	1,873,805	4,008,453	3,899,846

Interest and investment income	8,827	126,401	20,847	175,935
Gain on disposal of fixed assets	26,952	—	26,952	—
Net loss	$(2,505,865)	$(1,473,439)	$(3,780,654)	$(3,193,310)

Net loss per share — basic and diluted	$(0.17)	$(0.21)	$(0.29)	$(0.46)

Shares used in computing net loss per common share — basic and diluted	15,310,771	9,269,029	13,928,678	9,174,254

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,780,654)	$(3,193,310)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	123,185	165,190
Issuance of common stock for services	—	50,000
Gain on disposal of fixed assets	(26,952)	—
Write-off of patent costs to net realizable value	560,188	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other
current assets	155,539	311,456
Decrease in other intangible assets	64	—
Increase (decrease) in accounts payable and accrued
liabilities	(459,461)	21,250
Increase (decrease) in deferred revenue	(180,000)	83,333
Net cash used in operating activities	(3,608,091)	(2,562,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,653)	(21,620)
Patent expenditures	(15,214)	(61,740)
Sales of fixed assets	43,670	—
Net sale of investments held to maturity	775,941	4,471,572
Net cash provided by investing activities	801,744	4,388,212

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(7,281)	(6,567)
Payments on notes payable, net	—	(199,007)
Proceeds from exercise of common stock and warrants	—	4,073
Net cash used in financing activities	(7,281)	(201,501)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(2,813,628)	1,624,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	3,031,806	7,524,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218,178	$9,148,821

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2002

Note 1.  Basis of Presentation and Significant Accounting Policies

Enchira Biotechnology Corporation (“Enchira” or the “Company”), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990.

On May 7, 2002, the Company announced that it had engaged Howard Frazier Barker Elliot, an investment banking and advisory firm located in Houston, Texas, to assist in redeployment of its assets and that it had significantly reduced its expenditures by paring headcount to the minimum necessary to undertake a redeployment of the Company’s assets.  The Company is currently seeking to sell the entire Company or its assets, which consist primarily of tangible fixed assets and opportunities to license or sell its patent portfolio to third parties for the further development and commercialization of its therapeutic proteins and biodesulfurization (“BDS”) technologies.  As a result, the Company released all but five of its employees and reached settlements with Peter Policastro, its former President and Chief Executive Officer, and David Carpi, its former Vice President, Business Development, for termination of their employment agreements.  Paul G. Brown, III, who had served as the Company’s Vice President, Finance and Administration and Chief Financial Officer, was named President following such reduction.  The Company paid as severance to all of the terminated employees and officers an aggregate of $519,697, including lump sum payments of $160,915 and $107,665 to Dr. Policastro and Mr. Carpi, respectively.  These amounts were in settlement of all amounts owing to such individuals under their existing employment agreements and represented approximately half the agreed upon severance if employment was terminated for something other than cause of the total amount owed to them.  In addition, the Company paid an aggregate of $155,000 in retention payments to the remaining employees.

The Company received a letter from Nasdaq on August 14, 2002 informing the Company that it failed to meet certain of Nasdaq’s maintenance requirements for inclusion on The Nasdaq SmallCap Market (the “SmallCap Market”), including the minimum value of publicly held shares and the minimum bid price requirements for the prior 90 days and that, as a result, the Company is being delisted from the SmallCap Market on August 22, 2002.  The Company anticipates requesting a hearing to appeal this delisting letter, which would act to stay the delisting until the hearing is held.  There is a substantial probability that the Company will be delisted after such hearing unless the Company completes a financing or other transaction which results in the Company coming into compliance with such requirements.

        In the event that the Company’s common stock is delisted from Nasdaq altogether, trading in its common stock would thereafter be conducted in the over-the-counter markets in the so-called “pink sheets” or the NASD’s “Electronic Bulletin Board.”  Consequently, the liquidity of the Company’s common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts’ and the news media’s coverage of the Company, and lower prices for the Company’s common stock than it might otherwise attain.  In the event there is a substantial reduction or elimination of a public market for the Company’s common stock as a result of its delisting, the Company may be required to redeem the remaining outstanding shares of Series B Preferred Stock in cash, at which time the Company’s preferred stock would be reclassified as a liability of the Company.  The Company does not have sufficient cash for such redemption absent

ENCHIRA BIOTECHNOLOGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

a financing and may have to cease operations and/or seek legal protection from its creditors in bankruptcy.

See Note 2. Series B Convertible Preferred Stock in these Notes to Financial Statements for a discussion of the effects on the Company’s business of its outstanding Series B Preferred Stock.

Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of Enchira’s BDS technology in 1998 and there is no assurance of future revenues.  During the first six months of 2002, Enchira used $3,608,091 in cash for operating activities.  As of June 30, 2002, Enchira had $218,178 in cash and $179,444 in liabilities.  The Company has incurred cumulative net losses since inception and is seeking to sell all its remaining assets and is likely to cease operations in the third quarter of this year.  Please refer to “Part II — Item 5.  Other Matters” in this Form 10-Q for a description of the Company’s intentions with respect to these matters.  Enchira has an accumulated deficit since inception of approximately $95.2 million and expects that its existing financial resources will fund operations only through cessation of operations.

The Company’s property and equipment and intangible and other assets are unique to the proprietary technology and processes that Enchira has developed.  Realization of the Company’s investments in these assets is dependent upon the successful sale or licensing of intellectual properties.  All of the Company’s remaining fixed and intangible assets has been written down to their estimated realizable value.

The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These financial statements should be read in conjunction with the 2001 Form 10-K.

Note 2.  Series B Convertible Preferred Stock

Under the terms of the Company’s Series B Preferred Stock, the Company was required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on February 26, 2002.  Additionally, at the time of redemption, the Company was also required to pay any accumulated but unpaid dividends on the shares of Series B Preferred Stock being redeemed.   At that time, the Company elected to redeem all shares of Series B Preferred Stock with shares of its common stock.  Under the terms of the Series B Preferred Stock, the Company is required to provide a firm commitment underwriting of the shares of its common stock being issued in connection with the redemption or the holder of Series B Preferred Stock may elect to waive this requirement in the event the Company is unable to timely provide a firm commitment underwriting.  As a result, the Company has completed the redemption of 41,100 shares of Series B Preferred Stock from one holder who waived this requirement, which resulted in the issuance of 3,425,000 shares of the Company’s common stock for the redemption and an additional 1,024,075 shares of the Company’s common stock in payment of accumulated dividends on the shares.  The Company has an additional 51,200 shares of Series B Preferred Stock outstanding.  If these shares were redeemed with shares of the Company’s common stock at the closing price in effect on July 25, 2002, the Company would be required to issue 36,571,428 shares of its common stock for the redemption and an additional 18,166,228 shares of its common stock in payment of accumulated but unpaid dividends.  The number of shares of common stock issuable upon such redemption is based on the 10-day average of the closing prices of the Company’s

ENCHIRA BIOTECHNOLOGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

common stock at the time of redemption.  As stated earlier, Enchira may be required to redeem its 51,200 shares of Series B Preferred Stock, which remain outstanding at July 25, 2002, for approximately $3.8 million in cash including accumulated dividends should the events occur as descried in Note 1 above.  The Company does not have sufficient cash to pay such amounts, absent a financing raising at least the amount of capital necessary to pay this obligation, and may have to cease operations and/or seek legal protection from its creditors in bankruptcy.

Dividends on the Series B Preferred Stock are cumulative from February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock or upon redemption thereof.  As of July 25, 2002, Enchira has paid cumulative common stock dividends of 2,423,444 shares of common stock and cash dividends of $2,626,244 on Series B Preferred Stock.

Note 3.  Cessation of Operations

During the third quarter of 2002, the Company intends to mail to its stockholders proxy solicitation materials asking its stockholders to approve a plan of liquidation under which the Company would be liquidated and dissolved unless the Company is able to find a more desirable alternative, such as a source of additional capital or an aquiror.  Such other alternatives are unlikely at this time.  See “Part II — Item 2. Other Matters” in this Form 10-Q for a more complete description.  The financial statements include adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, however, no such adjustments have been made to the amount and classification of liabilities that might result should the Company be liquidated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

To date, Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues.  The Company has incurred cumulative net losses since inception and is seeking to sell all its assets, and is likely to cease operations in the third quarter of this year.  Enchira has an accumulated deficit since inception of approximately $95.2 million and believes that it has existing financial resources to fund operations through cessation of operations anticipated in the third quarter of 2002.

On May 7, 2002, the Company announced that it had engaged Howard Frazier Barker Elliot, a Houston based investment advisory firm, to assist in redeployment of its assets and that it had significantly reduced its capital expenditures and pared headcount to the minimum necessary to undertake a redeployment of the Company’s assets.  As a result, the Company released all but five of its employees and reached settlements with Peter Policastro, its former President and Chief Executive Officer, and David Carpi, its former Vice President, Business Development, for termination of their employment agreements.  Paul G. Brown, III, who had served as the Company’s Vice President, Finance and Administration and Chief Financial Officer, was named President following such reduction.  The Company paid as severance to all of the terminated employees and officers an aggregate of $519,697, including lump sum payments of $160,915 and $107,665 to Dr. Policastro and Mr. Carpi, respectively.  These amounts were in settlement of all amounts owing to such individuals under their existing employment agreements and represented approximately half the agreed upon severance if employment was terminated for something other than cause.  In addition, the Company paid an aggregate of $155,000 in retention payments to the remaining employees.

Mr. Brown and Daniel Monticello, the Company’s Vice President, Research and Development, agreed to amend their employment agreements with the Company to waive any rights or claims that they might have had under their agreements up to the date of such settlement, and accept certain retention payments in replacement of severance obligations previously contained in their employment agreements.  In addition to initial retention payments of $75,000 and $80,000 to Mr. Brown and Dr. Monticello, respectively, (which amounts are included in aggregate retention payments described above), the Company placed into escrow an identical amount for the benefit of each, which amounts shall be disbursed on August 15, 2002.

During the third quarter of 2002, the Company intends to mail to its stockholders proxy solicitation materials asking its stockholders to approve a plan of liquidation under which the Company would be liquidated and dissolved unless the Company is able to find a more desirable alternative, such as a source of additional capital or an acquiror.  Such other alternatives appear unlikely at this time.  See “Part II — Item 5.   Other Matters” in this Form 10-Q for a more complete description.  The financial statements include adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, however, no such adjustments have been made to the amount and classification of liabilities that might result should the Company be liquidated.

Results of Operations

The Company had sponsored research revenues for the three months ended June 30, 2002 and 2001 of zero and $273,965, respectively.  The decrease of $273,965 in sponsored research revenues resulted from payments received in 2001 under a research and development collaboration agreement with Genencor International Inc. (“Genencor”) entered into in August 2000 and cancelled in December 2001 and the final payment under a U. S. Department of Energy (“DOE”) grant in May 2001.

The Company had sponsored research revenues of $180,000 during the first six months of 2002 as compared to $530,601 during the first six months of 2001.  The decrease of $350,601 in sponsored research revenues resulted from the cancellation of the collaboration agreement with Genencor in December 2001 and the completion of the DOE grant in May 2001 offset in part by the recognition of deferred revenue in the first quarter of 2002.

The Company had research and development expenses for the three months ended June 30, 2002 and 2001 of $1,701,169 and $856,998, respectively, and for the six months ended June 30, 2002 and 2001 of $2,635,567 and $1,915,236, respectively.  The increase in research and development expenses of $844,171 and $720,331, respectively, for the three and six months ended June 30, 2002 as compared to the corresponding prior year periods resulted primarily from the write-off of patent costs to approximate net realizable value and the retention bonus and severance pay associated with the reduction in workforce in May 2002.  See “Liquidity and Capital Resources” below for additional discussion.

The Company had general and administrative expenses for the three months ended June 30, 2002 and 2001 of $840,475 and $1,016,807, respectively, and for the six months ended June 30, 2002 and 2001 of $1,372,886 and $1,984,610, respectively.  The decreases of $176,332 and $611,724, respectively, for the three months and six months ended June 30, 2002 as compared to the corresponding periods in 2001, resulted primarily from decreased legal expenses associated with the arbitration with Maxygen offset in part by the payment of severance and retention payments associated with the reduction in workforce in May 2002.

The Company had interest and investment income for the three months ended June 30, 2002 and 2001 of $8,827 and $126,401, respectively and for the six months ended June 30, 2002 and 2001 of $20,847 and $175,935, respectively.  The decreases of $117,574 and $155,088, respectively, for the three and six months ended June 30, 2002 as compared to the corresponding prior year periods resulted primarily from a decrease in the available cash from which interest and other investment income are generated.

Liquidity and Capital Resources

Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development.  To date, all of the Company’s revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements.  Enchira has incurred cumulative losses since inception and expects to incur continued losses until the cessation of operations.  As of June 30, 2002, the Company’s accumulated deficit was approximately $95.2 million.

On May 7, 2002, the Company announced that it had engaged Howard Frazier Barker Elliot, an investment banking and advisory firm located in Houston, Texas, to assist in redeployment of its assets and that it had significantly reduced its expenditures by paring headcount to the minimum necessary to undertake a redeployment of the Company’s assets.  The Company is currently seeking to sell the entire Company or its assets, which consist primarily of opportunities to license or sell its patent portfolio to third parties for the further development and commercialization of its therapeutic proteins and biodesulfurization (“BDS”) technologies.  As a result, the Company released all but five of its employees and reached settlements with Peter Policastro, its former President and Chief Executive Officer, and David Carpi, its former Vice President, Business Development, for termination of their employment agreements.  Paul G. Brown, III, who had served as the Company’s Vice President, Finance and Administration and Chief Financial Officer, was named President following such reduction.  The Company paid as severance to all of the terminated employees and officers an aggregate of $519,697, including lump sum payments of $160,915 and $107,665 to Dr. Policastro and Mr. Carpi, respectively.  These amounts were in settlement of all amounts owing to such individuals under their existing employment agreements and represented approximately half the agreed upon severance if employment was terminated for something other than cause.  In addition, the Company paid an aggregate of $155,000 in retention payments to the remaining employees.

As of July 25, 2002, 650,900 aggregate shares of Series B Preferred Stock have been converted or redeemed for 4,659,070 shares of common stock.  Dividends on the Series B Preferred Stock are cumulative from the date of the initial closing, February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion or redemption of Series B Preferred Stock to common stock.  As of July 25, 2002, the Company has issued 2,423,444 shares of common stock in payment of accrued dividends.

In the event there is a substantial reduction or elimination of a public market for the Company’s Common Stock as a result of its delisting, the Company may be required to redeem its 51,200 shares of Series B Preferred Stock, which remain outstanding at July 25, 2002, for approximately $3.8 million in cash.  The Company does not have sufficient cash to pay such amounts, absent a financing raising at least the amount of capital necessary to pay this obligation, and may have to cease operations and/or seek legal protection from its creditors in bankruptcy.

For the six months ended June 30, 2002, the Company used $3,608,091 in operating activities, incurred $17,867 in capital and patent expenditures and used $7,281 in financing activities.  At June 30, 2002, the Company had cash totaling $218,178, and working capital of $140,193.

The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues.  The Company believes that its available cash and sale of existing assets will be adequate to fund its remaining activities through the cessation of operations anticipated in the third quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None

Part II.  Other Information

Item 5.  Other Matters

        Since prior to the Company’s reduction in force in May 2002, the Company has attempted to obtain additional capital from potential investors and has searched for potential partners.  This search has been unsuccessful to date and, as of June 30, 2002, the Company had approximately $218,000 in available cash to finance operations.  The Company has determined that it is in the best interests of the stockholders to terminate as much of its lease for its headquarters as is possible and, accordingly, to sell its physical assets located there.  As a result, the Company has scheduled a public auction of its remaining physical assets at its headquarters in The Woodlands, Texas on August 22, 2002.  The Company anticipates receiving a net amount of approximately $200,000 although there is no assurance that it will receive this amount since the auction is being held without reserve.  Also during the third quarter of 2002, the Company intends to mail to its stockholders proxy solicitation materials asking its stockholders to approve a plan of liquidation under which the Company would be liquidated and dissolved unless the Company is able to find a more desirable alternative prior to such mailing, such as a source of additional capital or an acquiror.  Such other alternatives appear unlikely at this time.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	11.1	Statement regarding Computation of Per Share Earnings.

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

b.	Reports on Form 8-K

On June 19, 2002, the Company filed a current report on Form 8-K reporting an event under Item 4 and on May 8 and June 7, 2002, the Company filed current reports on Forms 8-K, each reporting an event under Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:	/s/ Paul G. Brown III
Paul G. Brown III
President and Chief Financial Officer

Date: August 14, 2002