Form 10-Q
period 2002-09-30
ENCHIRA BIOTECHNOLOGY CORP
filed 2002-11-19
CIK 895677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

As of November 6, 2002, there were outstanding 15,310,771 shares of Common Stock, par value $.01 per share, of the registrant.

ENCHIRA BIOTECHNOLOGY CORPORATION

Form 10-Q for the Quarter Ended September 30, 2002

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “expect”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.  These include risks and uncertainties associated with the approval by the Company’s stockholders of the forthcoming liquidation and dissolution of the Company and other factors described in the Company’s filings with the Securities and Exchange Commission.  For additional discussion of such risks, uncertainties and assumptions (“Cautionary Statements”), see “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this report and “Item 1.  Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”).

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

ENCHIRA BIOTECHNOLOGY CORPORATION

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254,340	$3,031,806
Short-term investments	—	775,941
Prepaid expenses and other current assets	369,813	221,833
Total current assets	624,154	4,029,580

Furniture, equipment and leasehold improvements, net	—	373,279
Intangible and other assets, net	1,679	814,716
Total assets	$625,833	$5,217,575

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$208,802	$589,372
Capital lease, short-term	—	13,644
Deferred revenue	—	180,000
Total current liabilities	208,802	783,016

Capital lease, long-term	—	43,170

Stockholders’ equity:
Series B Convertible Preferred Stock, $0.01 par value (liquidation value $3,889,236; 760,000 shares authorized, 51,200 and 94,700 shares, respectively, issued and outstanding)	3,889,236	6,398,799
Common Stock, $0.01 par value (30,000,000 shares authorized, 14,310,771 shares, and 9,763,300 shares, respectively, issued and outstanding)	153,108	108,433
Treasury stock, 1,080,000 shares, at cost	(21,600)	(21,600)
Additional paid-in capital	91,858,713	89,191,974
Accumulated deficit	(95,462,426)	(91,286,217)
Total stockholders’ equity	417,031	4,391,389
Total liabilities and stockholders’ equity	$625,833	$5,217,575

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Sponsored research and licensing revenues	$—	$125,000	$180,000	$655,601

Cost and expense:
Research and development	210,129	1,110,283	2,845,696	3,025,519
General and administrative	166,725	1,467,668	1,539,611	3,452,278

Total costs and expenses	376,854	2,577,951	4,385,307	6,477,797

Interest and investment income(loss)	29,385	(13,182)	50,232	162,753
Gain on disposal of fixed assets	153,765	—	180,717	—
Net loss	$(193,704)	$(2,466,133)	$(3,974,358)	$(5,659,443)

Net loss per common share – basic and diluted	$(0.02)	$(0.31)	$(0.30)	$(0.77)

Shares used in computing net loss per common share – basic and diluted	15,310,771	9,444,391	14,394,438	9,265,289

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,974,358)	$(5,659,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,825	247,726
Write-off of patent costs to net realizable value	600,188	167,921
Gain on disposal of fixed assets	(180,717)	—
Issuance of common stock for services	—	50,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expense and other current assets	(147,980)	656,104
Decrease in intangible assets	64	—
Decrease in deferred revenue	(180,000)	(466,667)
Increase (decrease) in accounts payable and accrued liabilities	(380,571)	1,281,772
Net cash used in operating activities	(4,136,550)	(3,722,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,915)	(21,319)
Patent expenditures	(15,214)	(106,947)
Sales of fixed and intangible assets	679,086	—
Net sale (purchase) of investments held to maturity	775,941	4,474,269
Net cash provided by (used in) investing activities	1,415,898	4,346,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(255,867)
Payments on capital lease obligations	(56,814)	(9,979)
Proceeds from exercise of common stock and warrants	—	4,072
Net cash provided by (used in) financing activities	(56,814)	(261,774)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,777,466)	361,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,031,806	7,524,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,340	$7,885,833

The accompanying notes are an integral part of these financial statements.

ENCHIRA BIOTECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 1.  Basis of Presentation and Significant Accounting Policies

Enchira Biotechnology Corporation (“Enchira” or the “Company”), formerly Energy BioSystems Corporation, was incorporated in the State of Delaware on December 20, 1989, and commenced operations in January 1990.

On November 8, 2002, the Company filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to which it is soliciting proxies from its stockholders to approve a plan of complete liquidation and dissolution of the Company.  The Company intends to file and mail a definitive proxy statement as soon as permissible.  The Company’s Board of Directors approved the proxy statement based on its belief that all other alternatives have been thoroughly evaluated and exhausted.

Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee of Enchira’s BDS technology in 1998 and there is no assurance of future revenues.  During the first nine months of 2002, Enchira used $4,136,550 in cash for operating activities.  As of September 30, 2002, Enchira had $254,340 in cash and $208,802 in liabilities.  The Company has incurred cumulative net losses since inception and is seeking to sell all its remaining assets and has ceased operations.  Please refer to “Part II – Item 5.  Other Matters” in this Form 10-Q for a description of the Company’s intentions with respect to these matters.  Enchira has an accumulated deficit since inception of approximately $95.5 million and expects that its existing financial resources will fund operations only through cessation of operations.

On August 13, 2002, the Company received a letter from Nasdaq informing the Company that it failed to meet certain of Nasdaq’s maintenance requirements for inclusion on The Nasdaq SmallCap Market (the “SmallCap Market”), including the minimum value of publicly held shares and the minimum bid price requirements for the prior 90 days, and that, as a result, the Company would be delisted from the SmallCap Market.  The Company requested a hearing to appeal this delisting letter, which acted to stay the delisting until the hearing was held.  The Company received notice subsequent to the hearing that effective October 22, 2002, the Company’s securities would be delisted from the SmallCap Market effective immediately.

On August 22, 2002, the Company held an auction at its corporate headquarters at which the Company was able to sell all of its fixed assets for a net price (after the expense of the auction) of $193,750.  On September 20, 2002 the Company completed the sale of its biodesulfurization technology to a third party for $200,000.  See “Part II – Item 5. Other Matters” in this Form 10-Q for a more complete description.  The financial statements include adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, however, no such adjustments have been made to the amount and classification of liabilities that might result should the Company be liquidated.

Since the Company’s common stock is delisted from Nasdaq altogether, trading in its common stock is now conducted in the over-the-counter markets on the OTC Bulletin Board.  Consequently, the liquidity of the Company’s common stock may be impaired, not only in the number of shares which may be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts’ and the news media’s coverage of the Company, and lower prices for the Company’s common stock than it might otherwise attain.

The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These financial statements should be read in conjunction with the 2001 Form 10-K.

Note 2.  Series B Convertible Preferred Stock

Under the terms of the Company’s Series B Preferred Stock, the Company is required to redeem all outstanding shares of Series B Preferred Stock at a price of $50 per share on or after February 26, 2002.  Additionally, at the time of redemption, the Company is also required to pay any accrued but unpaid dividends on the shares of Series B Preferred Stock being redeemed.  The Company was unable to redeem the stock for cash and elected to redeem all shares of Series B Preferred Stock with shares of its common stock.  Under the terms of the Series B Preferred Stock, the Company is required to provide a firm commitment underwriting of the shares of its common stock being issued in connection with the redemption or the holder of Series B Preferred Stock may elect to waive this requirement in the event the Company is unable to timely provide a firm commitment underwriting.  As a result, the Company has completed the redemption of 41,100 shares of Series B Preferred Stock from one holder who waived this requirement, which resulted in the issuance of 3,425,000 shares of the Company’s common stock for the redemption and an additional 1,024,075 shares of the Company’s common stock in payment of accrued dividends on the shares.  The Company has an additional 51,200 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on November 6, 2002, the Company would be required to issue 64,000,000 shares of its common stock for the redemption and an additional 33,230,887 shares of its common stock in payment of accrued but unpaid dividends.  The number of shares of common stock issuable upon such redemption is based on the 10-day average of the closing prices of the Company’s common stock at the time of redemption.  If required to be redeemed for cash, the Company does not have sufficient funds (approximately $3.9 million) and would be required to file for bankruptcy protection.

Dividends on the Series B Preferred Stock are cumulative from February 27, 1997, and are payable, at the Company’s election, in cash or common stock of the Company, or a combination thereof, at an annual rate equal to (i) $4.00 per share to the extent the dividend is paid in cash and (ii) $4.50 per share to the extent the dividend is paid in common stock.  The Company has not declared a dividend payment since November 1998, and since that date, has not paid dividends on Series B Preferred Stock except on conversion of Series B Preferred Stock to common stock or upon redemption thereof.  As of November 6, 2002, Enchira has paid common stock dividends of 2,423,444 shares of common stock and cash dividends of $2,626,244 on Series B Preferred Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

To date, Enchira has devoted substantially all of its efforts to research and development.  There have been no revenues from operations other than sponsored research revenues and one site license fee in 1998 and there is no assurance of future revenues.  The Company has incurred cumulative net losses since inception.  At September 30, 2002 the Company’s only remaining assets are its Anti-Cancer Ligand™ technology, cash and accounts receivable for the sale of the Company’s fixed and intangible assets.  Enchira has an accumulated deficit since inception of approximately $95.5 million and believes that its existing financial resources will fund operations until it completes its liquidation and dissolves.

On August 16, 2002 and October 15, 2002, respectively, Paul G. Brown, III and Daniel J. Monticello terminated their full-time employment with the Company and agreed to continue to provide services, on a part-time as needed basis, which are necessary in connection with the wind up and dissolution of the Company.

On November 8, 2002, the Company filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to which it is soliciting proxies from its stockholders to approve a plan of complete liquidation and dissolution of the Company.  The Company intends to file and mail a definitive proxy statement as soon as permissible.  The Company’s Board of Directors approved the proxy statement based on its belief that all other alternatives have been thoroughly evaluated and exhausted.  See “Part II – Item 5.  Other Matters” in this Form 10-Q for a more complete description.  The financial statements include adjustments relating to recoverability and classification of carrying amounts, including intangible and other assets, however, no such adjustments have been made to the amount and classification of liabilities that might result should the Company be liquidated.

Results of Operations

The Company had sponsored research revenues for the three months ended September 30, 2002 and 2001 of zero and $125,000, respectively.  The decrease of $125,000 in sponsored research revenues resulted from payments received in 2001 under a research and development collaboration agreement with Genencor International Inc. (“Genencor”) entered into in August 2000 and cancelled in December 2001.

The Company had sponsored research revenues of $180,000 during the first nine months of 2002 as compared to $655,601 during the first nine months of 2001.  The decrease of $475,601 in sponsored research revenues resulted from the cancellation of the collaboration agreement with Genencor in December 2001 and the completion of the DOE grant in May 2001 offset in part by the recognition of deferred revenue in the first quarter of 2002.

The Company had research and development expenses for the three months ended September 30, 2002 and 2001 of $210,129 and $1,110,283, respectively, and for the nine months ended September 30, 2002 and 2001 of  $2,845,696 and $3,025,519, respectively.  The decrease in research and development expenses of $900,154 and $179,823, respectively, for the three and nine months ended September 30, 2002 as compared to the corresponding prior year periods resulted primarily from the reduction in workforce in the second quarter of 2002 and the cessation of continuing operations offset in part by the write-off of patent costs to approximate net realizable value and the retention bonus, severance pay and related wind up expenses associated with the reduction in workforce in May 2002 and the anticipated liquidation of the Company.  Such expenses were characterized as research and development expenses in order to be consistent with prior treatment.  See “Liquidity and Capital Resources” below for additional discussion.

The Company had general and administrative expenses for the three months ended September 30, 2002 and 2001 of $166,725 and $1,467,668, respectively, and for the nine months ended September 30, 2002 and 2001 of $ 1,539,611 and $3,452,278, respectively. The decrease of $1,300,943 for the three months ended September 30, 2002 reflects a decrease in legal expenses paid resulting from the settlement of the arbitration with Maxygen.  The decrease of $1,912,667 for the nine months ended September 30, 2002 as compared to the corresponding period of 2001 resulted from decreased legal expenses associated with the arbitration with Maxygen offset in part by the payment of retention bonuses and severance pay associated with the reduction in workforce in May 2002.

The Company had interest and investment gains of $29,385 in the third quarter of 2002 as compared to a loss of $13,182 in the third quarter of 2001.  The increase of $45,567 in interest and investment income resulted primarily from realized capital gains on the maturity of the Company’s short-term investment and interest income compared to losses on investments in the third quarter of 2001.  The Company had interest and investment income of $50,232 for the first nine months of 2002 compared to $162,753 for the first nine months of 2001.  The decrease of $112,521 in interest and investment income resulted primarily from a decrease in interest and investment income on cash equivalents and short-term investments during the first nine months of 2002.

Liquidity and Capital Resources

Since its inception in December 1989, Enchira has devoted substantially all of its resources to research and development.  To date, all of the Company’s revenues have resulted from interest and investment income and sponsored research payments from collaborative agreements.  Enchira has incurred cumulative losses since inception and expects to incur continued losses for the remainder of the year.  As of September 30, 2002, the Company’s accumulated deficit was approximately $95.5 million.

The Company has an additional 51,200 shares of Series B Preferred Stock outstanding.  If these shares were redeemed at the closing price in effect on November 6, 2002, the Company would be required to issue 64,000,000 shares of its common stock for the redemption and an additional 33,230,887 shares of its common stock in payment of accrued but unpaid dividends.  The number of shares of common stock issuable upon such redemption is based on the 10-day average of the closing prices of the Company’s common stock at the time of redemption.  If required to be redeemed for cash, the Company does not have sufficient funds (approximately $3.9 million) and would be required to file for bankruptcy protection.

For the nine months ended September 30, 2002, the Company used $4,136,550 in operating activities, incurred $39,129 in capital and patent expenditures and used $56,814 in financing activities.  At September 30, 2002, the Company had cash totaling $254,340, and working capital of $415,352.

The Company has experienced negative cash flow from operations since its inception and has funded its activities to date primarily from equity financings and sponsored research revenues.  The Company believes that its available cash will be adequate to fund the anticipated liquidation and dissolution.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its President and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act.  Based on that evaluation, the Company’s President and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation.

Part II.  Other Information

Item 5.  Other Matters

Since prior to the Company’s reduction in force in May 2002, the Company has attempted to obtain additional capital from potential investors and has searched for potential partners.  This search has been unsuccessful and, as of September 30, 2002, the Company had approximately $254,000 in available cash to finance operations.  As a result, the Company held a public auction of its remaining physical assets located at its headquarters in The Woodlands, Texas on August 22, 2002 and received approximately $194,000. The Company also sold its biodesulfurization technology to a third party on September 20, 2002 for $200,000.  This amount is reflected in the accounts receivable at September 30, 2002.  The cash was received on October 12, 2002.  Also during the last quarter of 2002, the Company intends to mail to its stockholders proxy solicitation materials asking its stockholders to approve a plan of liquidation under which the Company would be liquidated and dissolved.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

*10.1 Asset Transfer and Sublicense Agreement dated September 20, 2002

10.2 Consulting Agreement dated as of August 16, 2002 between the Company and Paul G. Brown, III

10.3 Settlement and Release Agreement dated as of August 16, 2002 between the Company and Paul G. Brown, III

10.4 Fourth Amendment to Employment Agreement dated as of August 15, 2002 between the Company and Daniel J. Monticello

10.5 Settlement and Release Agreement dated as of August 15, 2002 between the Company and Daniel J. Monticello

10.6 Letter Agreement dated October 15, 2002 between the Company and Daniel J. Monticello

11.1 Statement regarding Computation of Per Share Earnings.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.  Such omitted portions have been filed separately with the Commission.

b.      Reports on Form 8-K

On August 12, the Company filed a current report on Forms 8-K, reporting an event under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enchira Biotechnology Corporation

By:	/s/ Paul G. Brown, III
Paul G. Brown, III
President and Chief Financial Officer

Date: November 19, 2002

CERTIFICATION

I, Paul G. Brown, III, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of the registrant;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Paul G. Brown, III
Paul G. Brown, III, President and Chief Financial Officer